Form 10-Q
period 2008-06-30
GreenStart, Inc.
filed 2008-08-04
CIK 1414630

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      				EXCHANGE ACT OF 1934


		For the quarterly period ended: June 30, 2008
						-------------

                               GREENSTART, INC.
			      -----------------
                    (Exact name of small business issuer as

                           specified in its charter)


             		Nevada                  26-0678509
		        ------			----------
	(State or other jurisdiction of incorporation or organization)
			(I.R.S. EmployerIdentification No.)

                	      307 W. 200 S. Ste 3006
               		     Salt Lake City, UT 84101
			     ------------------------
 		(Address of principal executive offices) (Zip Code)

                    		(801) 532-6800
			        --------------
            		 (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES [ ] NO [X]


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. YES [ ] NO [ ]


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


4,500,000 shares of common stock, $0.001 par value, as of August 1, 2008


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  YES [ ]  NO [X]







                                   FORM 10-Q

                              TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
      ITEM 1.  FINANCIAL STATEMENTS..............................................1
             Balance Sheet (Unaudited).........................................F-1
             Statement of Operations (Unaudited)...............................F-2
             Statement of Cash Flows (Unaudited)...............................F-3
             Statement of Stockholder's Deficit (Unaudited)....................F-4
             Notes to Condensed Consolidated  Financial Statements
                   (Unaudited)...................................................5
      ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS  OF  FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS................................ 9
      ITEM 3.  CONTROLS AND PROCEDURES..........................................11


PART II - OTHER INFORMATION
      ITEM 1.  LEGAL PROCEEDINGS................................................11
      ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS........................11
      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................11
      ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY
             HOLDERS............................................................11
      ITEM 5.  OTHER INFORMATION................................................12
      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................12

SIGNATURE.......................................................................13






PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.



                                                          GREENSTART INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                           BALANCE SHEETS


                                                                        JUNE 30, 2008          DECEMBER 31, 2007
									-------------	       -----------------
                                                                         (UNAUDITED)               (AUDITED)
                                    ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                            $   	  245          $          14,493

                                                                        -------------          -----------------
TOTAL CURRENT ASSETS								  245                     14,493

INTANGIBLE ASSETS

   License rights, net of accumulated amortization
   of $42,527 and $20,325, respectively                                        46,280                     68,482
									-------------          -----------------
TOTAL ASSETS                                                            $      46,525          $          82,975
                                                                        =============	       =================


                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                                     $     278,808          $	       -

   Accounts payable - related party					       32,485                     10,500

   Accrued expenses - related party					       32,000                      8,000

   Accrued interest - related party						8,063                      1,772

   Note payable - related party						      330,853                    191,558

                                                                        -------------          -----------------
TOTAL CURRENT LIABILITIES						      682,210                    211,830
                                                                        -------------          -----------------

STOCKHOLDERS' DEFICIT

   Common stock; $0.001 par value; 100,000,000 shares
   authorized; 4,500,000 shares issued and outstanding.                         4,500                      4,500

   Additional paid-in capital						       43,495                     43,495

   Deficit accumulated during development stage				     (683,680)                  (176,850)

									-------------          -----------------
TOTAL STOCKHOLDERS' DEFICIT						     (635,685)                  (128,855)
                                                                        -------------          -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             $      46,525          $          82,975
                                                                        =============	       =================


                             The accompanying notes are an integral part of these financial statements
                                                                F-1


                                                        GREENSTART INC.
                                                 (A DEVELOPMENT STAGE COMPANY)
                                                    STATEMENTS OF OPERATIONS

                                    THREE                    SIX               JUNE 12, 2007          JUNE 12, 2007
                                MONTHS ENDED            MONTHS ENDED           (INCEPTION) TO         (INCEPTION) TO
                                  JUNE 30,                JUNE 30,                JUNE 30,               JUNE 30,
                                    2008                    2008                    2007                   2008
				------------		------------	       -------------          -------------
                                 (UNAUDITED)             (UNAUDITED)            (UNAUDITED)            (UNAUDITED)
OPERATING EXPENSES
   General and            	$     36,918            $    113,903  	       $         200          $     268,656
   administrative                     11,101                  22,202                   1,183                 42,527
   Amortization

   Research & Development            364,435                 364,435			   -		    364,435

				------------		------------	       -------------          -------------
TOTAL OPERATING EXPENSES	     412,453                 500,539                   1,383                675,618
                                ------------		------------	       -------------          -------------

LOSS FROM OPERATIONS		    (412,453)               (500,539)                 (1,383)              (675,618)
				------------		------------	       -------------          -------------

OTHER EXPENSES:
   Interest expense		      (3,475)                 (6,291)                                        (8,063)

                                ------------		------------	       -------------          -------------
TOTAL OTHER EXPENSE		      (3,475)                 (6,291)                      -                 (8,063)
				------------		------------	       -------------          -------------

LOSS BEFORE PROVISION FOR
INCOME TAXES                        (415,928)               (506,830)                 (1,383)              (683,680)

PROVISION FOR INCOME TAXES                 -                                               -                      -
                                ------------		------------	       -------------          -------------

NET LOSS                        $   (415,928)           $   (506,830)          $      (1,383)         $    (683,680)
                                ============		============	       =============	      =============

NET LOSS PER SHARE - BASIC      $      (0.09)           $      (0.11)          $       (0.00)         $	      (0.15)
AND DILUTED                     ============		============	       =============	      =============

WEIGHTED AVERAGE COMMON
EQUIVALENT
   SHARES OUTSTANDING -
   BASIC AND DILUTED               4,500,000               4,500,000               4,500,000              4,500,000
				============		============	       =============	      =============

                            The accompanying notes are an integral part of these financial statements
                                                               F-2


                                                         GREENSTART INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENT OF CHANGES IN STOCKHOLDERS DEFICIT
                                     JUNE 12, 2007 (INCEPTION) THROUGH DECEMBER 31, 2007 AND
                                        FOR THE SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)


                                                                                          DEFICIT
                                                                                        ACCUMULATED
                                                                     ADDITIONAL            DURING
                                             COMMON STOCK             PAID-IN           DEVELOPMENT
                                        SHARES       PAR VALUE        CAPITAL              STAGE            TOTAL
				      -----------   -----------	    -----------	        ------------	 ----------

Balance, June 12, 2007 (inception)      4,500,000   $     4,500     $    (4,500)        $          -     $        -

Transfer of intangible assets from
Granite Energy, Inc.
to GreenStart, Inc.				-             -          47,995           	   -         47,995

Net loss					-             -               -             (176,850)      (176,850)

                                      -----------   -----------	    -----------	        ------------	 ----------
BALANCE, DECEMBER 31, 2007              4,500,000         4,500          43,495             (176,850)      (128,855)
                                      -----------   -----------	    -----------	        ------------	 ----------

Net loss										    (506,830)      (506,830)

				      -----------   -----------	    -----------	        ------------	 ----------
BALANCE, JUNE 30, 2008 (UNAUDITED)      4,500,000         4,500          43,495             (683,680)      (635,685)
                                      -----------   -----------	    -----------	        ------------	 ----------

                            The accompanying notes are an integral part of these financial statements
                                                               F-3


                                                         GREENSTART INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                     STATEMENTS OF CASH FLOWS


                                                  SIX                JUNE 12, 2007          JUNE 12, 2007
                                             MONTHS ENDED           (INCEPTION) TO         (INCEPTION) TO
                                                JUNE 30,                JUNE 30,               JUNE 30,
                                                 2008                    2007                   2008
					     ------------	     -------------          -------------
                                              (UNAUDITED)             (UNAUDITED)            (UNAUDITED)
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                  $   (506,830)           $      (1,383)         $    (683,680)

   Adjustment to reconcile net loss to
   net cash
            used in operating
            activities:
            Amortization                           22,202         	     1,183                 42,527

   Changes in operating
   liabilities:
   Increase (decrease) in:
        Accounts payable                          278,808                                         278,808
        Accounts payable - related party           21,985                                          32,485
        Accrued expenses - related party           24,000                                          32,000
        Accrued interest - related party            6,291                                           8,063
                                             ------------	     -------------          -------------
Net cash used in operating activities            (153,544)     		      (200)              (289,797)
                                             ------------	     -------------          -------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Payments for license rights                          -                                         (40,812)
                                             ------------	     -------------          -------------
Net cash used in investing activities                   -                        -                (40,812)
                                  	     ------------	     -------------          -------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from issuance of notes payable
   - related parties                              139,296       	       200 		  330,853
					     ------------	     -------------          -------------
Net cash provided by financing                    139,296                      200                330,853
activities                                   ------------	     -------------          -------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                               (14,248)            		 -                    245


CASH AND CASH EQUIVALENTS, Beginning of            14,493      			 -                      -
period                                       ------------	     -------------          -------------

CASH AND CASH EQUIVALENTS, End of period              245            $           -                    245
                                             ============	     =============          =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period
   for:
            Interest                                    -            $           -			-
                                             ============	     =============          =============
            Income taxes                                -            $           -  			-
                                             ============	     =============          =============


                       The accompanying notes are an integral part of these financial statements
                                                          F-4

                               GREENSTART, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

GreenStart, Inc. (the "Company") was incorporated on June 12, 2007 in the State of Nevada. The Company is in the alternative energy business and was formed for the purpose of managing certain intangible assets acquired by Granite Energy, Inc. ("Granite"), the Company's majority shareholder (see Note 5). Granite acquired alternative energy technologies and patents in early 2007 and has provided the Company with a license to utilize the rights to that intellectual property. GreenStart's initial development strategy has been to acquire the technologies and resources needed to create and market a new alternative energy source.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses, has used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant reconfiguration of its operations to sustain its operations for the foreseeable future. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet obligations on a timely basis and ultimately to attain profitability. The Company has obtained working capital through equity offerings and management plans to obtain additional funding through equity or debt financings in the future. The Company's majority shareholder (Granite) has also funded the Company's operations with working capital advances; however, no directors, officers or shareholders have committed to fund the Company's operations or to make loans or other financing arrangements available to the Company. There is no assurance that the Company will be successful in its efforts to raise additional working capital or achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DEVELOPMENT STAGE COMPANY

The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development-Stage Enterprises". A development-stage enterprise is one in which planned principle operations have not commenced or if its operations have commenced, there has been no significant revenue there from. Development-stage companies report cumulative costs from the enterprises inception.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed in the period incurred in accordance with Statement of Financial Accounting Standards No. 2 "Accounting for Research and Development Costs".

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less when purchased.

USE OF ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INTANGIBLE ASSETS

The Company follows Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" to determine the method of amortization of its intangible assets. The Company amortizes its intangible assets using the straight-line method over an estimated useful life of 2 years (see Note 3).

EARNINGS PER SHARE

SFAS 128, Earnings per Share, requires presentation of "basic" and "diluted" earnings per share on the face of the statements of operations for all entities with complex capital structures. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. At December 31, 2007 and June 30, 2008 (unaudited), the Company has options outstanding that could be exercised representing a total of 1,000,000 additional shares. All have been excluded from the weighted average share calculation because they would be anti-dilutive.

INCOME TAXES

The Company maintained a full valuation allowance on its net deferred tax assets as of December 31 2007. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, ("SFAS No. 109"), which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Expected future losses represented sufficient negative evidence under SFAS No. 109 and accordingly, a full valuation allowance was recorded against deferred tax assets. The Company intends to maintain a full valuation allowance on the deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. Deferred income tax liabilities and assets are determined based on the differences between the financial statement and income tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment ("SFAS No. 123R"). SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and its related implementation guidance.

The Company has adopted SFAS No. 123R, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period.

Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating the expected future volatility of our stock price, estimating the expected length of term of granted options and selecting the appropriate risk-free rate. There is no established trading market for our stock.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments," which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets," which amends SFAS No. 140. SFAS No. 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as, to simplify efforts to obtain hedge-like accounting. SFAS No. 156 permits a service using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute or fair value.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements" ("SFAS 157), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company).

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109 ("FIN 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the benefit of a tax position may be recognized only if it is more likely than not that the tax position will be sustained, based on the technical merits of the position, by a taxing authority having full knowledge of all relevant information. We do not expect FIN 48 to have a material impact on our financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 ("SFAS 159") which permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008.

The above pronouncements are not currently expected to have a material effect on our financial statements.

NOTE 3 - INTANGIBLE ASSETS

The Company currently has License Rights to patents from the University of Utah for technology that will be used with its gasification processes. In addition, certain intellectual property was acquired in a purchase of intangible assets of N-Tek by Granite Energy, a majority shareholder, and transferred to the Company. The Company amortizes the intangibles using the straight-line method over a useful life of 2 years. The historical cost of the intangible assets was $88,807. Amortization expense totaled $20,325 and $22,202 (unaudited) for the period ended December 31, 2007 and the six months ended June 30, 2008, respectively.

NOTE 4 - INCOME TAXES

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for in a valuation allowance. As a result, the net benefit and expense resulted in no income taxes.

NOTE 5 - STOCKHOLDERS' DEFICIT

On July 1, 2007, Granite owned all 4,500,000 shares of the Company's common stock. On October 15, 2007, a dividend of 1,178,863 shares of the Company's stock was distributed by Granite to its shareholders at a ratio of 1 share of GreenStart common stock for every 45 shares of Granite Energy, Inc. stock owned. Following the dividend, Granite held 73.8% of the Company's issued and outstanding common stock as of December 31, 2007.

During the period ended June 30, 2008, Granite Energy cancelled 165,218 shares of GreenStart common stock that were issued to shareholders under dispute at the time of the dividend. The dispute has been settled and it was determined that the shareholders were not entitled to receive the GreenStart dividend shares as of the record date. These shares had never been held by the named shareholders and were transferred back to Granite's ownership in the Company. As of June 30, 2008, Granite Energy, Inc. owns 3,553,322 shares or 78.96% of GreenStart's outstanding common stock.

As of December 31, 2007 and June 30, 2008 (unaudited), 4,500,000 shares were issued and outstanding.

NOTE 6 - STOCK OPTIONS

On November 1, 2007 the Company's Board of Directors approved the Qualified Equity Incentive Stock Plan. The Qualified Equity Incentive Stock Plan ("Plan") is intended to afford an incentive to the Company's key managerial employees to acquire a proprietary interest in the Company and to enable the Company to attract and retain such key employees. The plan provides for 1,000,000 shares of $0.001 par value common stock. On November 1, 2007, the Board granted four of the Company's officers options to acquire a total of 1,000,000 shares of the Company's common stock. The options expire in October 2012 and are exercisable at a price or $0.46 per share.

A summary of changes in the number of stock options outstanding for the period ended December 31, 2007 and the three months ended June 30, 2008 are as follows:



                                                                         WEIGHTED    WEIGHTED
                                                                         AVERAGE
                                                                         EXERCISE    AVERAGE
                                                                          PRICE     REMAINING     AGGREGATE
                                                             NUMBER OF     PER      CONTRACTUAL   INTRINSIC
                                                             SHARES       SHARE	    LIFE	 VALUE
							     ---------   --------   ----------    ---------
OUTSTANDING AT JUNE 12, 2007                                         -   $      -                       N/A
(INCEPTION)						     1,000,000   $   0.46   5.00 years    $       -

Exercised							     -          -          N/A            -
Cancelled/Expired						     -          -          N/A            -
							     ---------   --------   ----------    ---------
OUTSTANDING AT DECEMBER 31, 2007                             1,000,000   $   0.46   4.83 YEARS    $       -
           						     =========   ========   ==========    =========

Granted								     -          -          N/A            -
Exercised							     -          -          N/A            -
Cancelled/Expired						     -          -          N/A            -
							     ---------   --------   ----------    ---------
OUTSTANDING AT JUNE 30, 2008 (UNAUDITED)                     1,000,000   $   0.46   4.33 YEARS    $       -
                 				             =========   ========   ==========    =========

							     =========   ========   ==========    =========
EXERCISABLE AT DECEMBER 31, 2007                             1,000,000   $   0.46   4.83 YEARS    $       -
              						     =========   ========   ==========    =========
EXERCISABLE AT JUNE 30, 2008 (UNAUDITED)                     1,000,000   $   0.46   4.33 YEARS    $       -
                              				     =========   ========   ==========    =========


The weighted average grant date fair value of options granted during the period ended December 31, 2007 was $-0-. The total intrinsic value of options exercised during the period ended December 31, 2007 was $-0-.

Outstanding options at December 31, 2007 had a weighted average remaining contractual life of 4.83 years with an aggregate intrinsic value of $-0-. Exercisable options at December 31, 2007 also had a weighted average remaining contractual life of 4.83 years with an aggregate intrinsic value of $-0-.

Outstanding options at June 30, 2008 had a weighted average remaining contractual life of 4.33 years with an aggregate intrinsic value of $-0- (unaudited). Exercisable options at June 30, 2008 also had a weighted average remaining contractual life of 4.33 years with an aggregate intrinsic value of $-0- (unaudited).

The Black-Scholes option-pricing model was used in determining the fair value of each option grant. Assumptions used in the Black-Scholes model are presented below:


		Risk-free interest rate                 3.45%

		Dividend yield                          0.00%

		Volatility factor                      1.000%

		Weighted average expected life     4.33 years


On November 1, 2007, the Board also approved the issuance of an additional 1,100,000 options to three of the Company's officers. The options are to be granted once the Company's common stock is accepted for trading on Over-the-Counter Bulletin Board (OTCBB), NASDAQ (Small Cap), American Stock Exchange or other recognized stock exchange.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has issued a note payable to its majority shareholder (Granite), totaling $191,558 and $330,853 (unaudited), respectively, as of December 31, 2007 and June 30, 2008. This obligation is due on demand and accrues interest at 6% annually. The accrued interest on this loan totaled $1,772 and $8,063 (unaudited), respectively, at December 31, 2007 and June 30, 2008. The amounts are considered short term due to the demand status of the note.

Effective October 1, 2007, the Company entered into a consulting agreement with a firm controlled by the Company's Chief Executive Officer for a fee of $3,500 per month. The consulting firm has been engaged to assist in organizing and completing the process of filing a registration statement and other filings with the Securities and Exchange Commission. The Company owed the firm $10,500 and $31,500 (unaudited), respectively, as of December 31, 2007 and June 30, 2008, which are included as part of Accounts payable - related party in the accompanying financial statements.

As of December 31, 2007 and June 30, 2008, the Company owed two directors a total of $8,000 and $32,000 (unaudited), respectively, for services provided since inception. The obligations are included in the accompanying financial statements as Accrued expenses - related parties.

NOTE 8 - CHANGE IN BOARD OF DIRECTORS

On March 31, 2008 Bruce Lybbert resigned as Director for the Company. Mr. Lybbert's resignation did not involve any disagreement with the Company, its officers or directors. The Board of Directors has no immediate plans to fill the Director position in the near future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our financial statements and notes to our financial statements, included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors discussed elsewhere in this report.

Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, such as statements relating to our anticipated revenues, gross margin and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties principally include, but are not limited to, those relating to our lack of an operating business, and lack of operating capital. A complete discussion of these risks and uncertainties are contained in our Annual Financial Statements included in the Form 10-12(g)for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission on May 2, 2008.

SUMMARY

GreenStart, Inc. (the "Company") was incorporated on June 12, 2007 in the State of Nevada. The Company is in the alternative energy business and was formed for the purpose of managing certain intangible assets acquired by Granite Energy, Inc. ("Granite"), the Company's majority shareholder (see Note 5). Granite acquired alternative energy technologies and patents in early 2007 and has provided the Company with a license to utilize the rights to that intellectual property. GreenStart's initial development strategy has been to acquire the technologies and resources needed to create and market a new alternative energy source.

DESCRIPTION OF REVENUES

At this time we are not generating revenues. There can be no assurance that we will generate revenues in the future.

REVENUE RECOGNITION

Sales revenue relating to any future product or service offerings, if applicable, will be recognized when earned and collection is probable.

DESCRIPTION OF EXPENSES

Our current expenses consist primarily of research and development expenses and general and administrative matters, including consulting and professional fees and payroll expenses related to our President.


RESULTS OF OPERATIONS

REVENUES

We did not realize revenues for the six months ended June 30, 2008 and period from inception to June 30, 2007.

OPERATING EXPENSES

General and Administrative - General and administrative expenses were $113,903 for the six months ended June 30, 2008, compared to $200 for the period from inception to June 30, 2007, representing a increase of $113,703. The significant increase in general and administrative expense reflects the increase in activities after the first month since inception.

Research & Development - Research and development expenses were $364,435 for the six months ended June 30, 2008, compared to $0 for the period from inception to June 30, 2007. The increase of $364,435 was directly related to amounts paid for the drafting, design, and engineering of our Gasifier technology and preliminary units.

OTHER EXPENSES

During the six months ended June 30, 2008, interest expense was $6,291, compared to $0 during period from inception to June 30, 2007, representing a increase of $6,291. The increase relates to the accrued interest on the $330,853 note payable to our majority stockholder. See Note 7 for further information on the related party note payable.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

We realized a net loss of $506,830 for the six months ended June 30, 2008, compared to a net loss of $1,383 for the period from inception to June 30, 2007, an increase of $505,447. The increase in net loss is attributable to an increase of $113,903 in general and administrative expenses, including payroll for our President and consulting and professional expenses, an increase of $22,202 in amortization intangible assets, a increase of $364,435 in research and development expenses, and an increase of $6,291 in interest expense on a note payable to a related party.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, we had cash in the amount of $245, and a working capital deficit of $681,963, as compared to cash in the amount of $14,493 and a working capital deficit of $197,337 for the period ended December 31, 2007. In addition, our stockholders' deficit was $635,685 at June 30, 2007, compared to stockholders' deficit of $128,855 at December 31, 2007.

Our accumulated deficit decreased from $176,850 at December 31, 2007 to $683,680 at June 30, 2008.

Our operations used net cash of $153,544 during the six months ended June 30, 2008, compared to $200 during the period from inception to June 30, 2007, an increase of $153,344.

Our investing activities provided zero in net cash for both the six months ended Jun 30, 2008 and period from inception to June 30, 2007.

Our financing activities provided net cash of $139,296 during the six months ended June 30, 2008, compared to net cash of $200 during the period from inception to June 30, 2007.

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008, the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was undertaken by our chief executive officer, and chief financial officer, Jason F. Griffith. Mr. Griffith serves as our principal executive officer as well as our principal accounting and financial officer.

We reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the fiscal quarter covered by this report, as required by Securities Exchange Act Rule 13a-15, and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management on a timely basis, including our principal executive officer and principal financial and accounting officer.

CONCLUSIONS

Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file pursuant to the Exchange Act are recorded, processed, summarized, and reported in such reports within the time periods specified in the Securities and Exchange Commission's rules and forms.

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

 (a)  Exhibits.

      31.1   Certification   of  our  Principal Executive Officer and Principal
Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1   Certification  of our  President,  Chief  Executive  Officer   and
Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(b)   Reports on Form 8-K.

      None.

SIGNATURE

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   		GREENSTART, INC.
                   		(REGISTRANT)



Date:   August 1, 2008		By:  /s/ Jason F. Griffith
				     ---------------------
                       		     Jason F. Griffith
                   		Its: Chief Executive Officer and
				     Chief Financial Officer




WHERE YOU CAN FIND ADDITIONAL INFORMATION

We have filed with the Securities and Exchange Commission this Form 10-Q under the Securities Act. You may read and copy all or any portion of the filing, statements or other information in the files at SEC's Public Reference Room located 450 Fifth Street, N.W., Washington, D.C. 20549.

You can request copies of these documents upon payment of a duplicating fee by writing to the Commission. You may call the Commission at 1-800-SEC-0330 for further information on the operation of its public reference room. Our filings, including the registration statement, will also be available to you on the website maintained by the Commission at http://www.sec.gov.

We intend to furnish our stockholders with annual reports which will be filed electronically with the SEC containing consolidated financial statements audited by our independent auditors, and to make available to our stockholders quarterly reports for the first three quarters of each year containing unaudited interim consolidated financial statements.