Form 10-Q/A
period 2008-06-30
GreenStart, Inc.
filed 2008-08-11
CIK 1414630

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q/A


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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES [X] NO [ ]


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

                   		GREENSTART, INC.
                   		(REGISTRANT)



Date:   August 11, 2008		By:  /s/ Jason F. Griffith
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