Form 10-Q
period 2008-09-30
GreenStart, Inc.
filed 2008-11-14
CIK 1414630

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      				EXCHANGE ACT OF 1934


		For the quarterly period ended: September 30, 2008
						------------------

                               GREENSTART, INC.
		    ---------------------------------------
                    (Exact name of small business issuer as
                           specified in its charter)


             		Nevada                  26-0678509
	--------------------------------------------------------------
	(State or other jurisdiction of incorporation or organization)
			(I.R.S. EmployerIdentification No.)

                	      307 W. 200 S. Ste 3006
               		     Salt Lake City, UT 84101
		---------------------------------------------------
 		(Address of principal executive offices) (Zip Code)

                    		  (801) 532-6800
			   ---------------------------
            		   (Issuer's telephone number)



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

4,500,000 shares of common stock, $0.001 par value, as of November 7, 2008

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES [ ] NO [X]


                                   FORM 10-Q

                              TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
      ITEM 1.  FINANCIAL STATEMENTS...............................................1
             Balance Sheets (Unaudited).........................................F-1
             Statements of Operations (Unaudited)...............................F-2
             Statements of Cash Flows (Unaudited)...............................F-3
             Statements of Stockholder's Deficit (Unaudited)....................F-4
             Notes to Condensed Financial Statements(Unaudited)...................5
      ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS  OF  FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS..................................9
      ITEM 3.  CONTROLS AND PROCEDURES...........................................11


PART II - OTHER INFORMATION
      ITEM 1.  LEGAL PROCEEDINGS.................................................11
      ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.........................11
      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................11
      ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY
             HOLDERS.............................................................11
      ITEM 5.  OTHER INFORMATION.................................................12
      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................12

SIGNATURE........................................................................13


                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                                                          GREENSTART INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                           BALANCE SHEETS

                                                              SEPTEMBER 30,	  DECEMBER 31,
                                                                  2008         	     2007
                                                               (UNAUDITED)   	   (AUDITED)
							      ------------	--------------
			ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                  $		91	$	14,493
							      ------------	--------------
TOTAL CURRENT ASSETS							91          	14,493

INTANGIBLE ASSETS

   License rights, net of accumulated
     amortization of $53,628 (unaudited)
     and $20,325, respectively					    35,179      	68,482
							      ------------	--------------
TOTAL ASSETS                                                  $	    35,270      $	82,975
							      ============	==============

	 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                           $	   279,012      $	     -
   Accounts payable - related party				    43,250	        10,500
   Accrued expenses - related party				    44,000 	         8,000
   Accrued interest - related party				    13,025     		 1,772
   Note payable - related party					   350,748	       191,558
							      ------------	--------------
TOTAL CURRENT LIABILITIES					   730,036	       211,830
							      ------------	--------------
STOCKHOLDERS' DEFICIT

   Common stock; $0.001 par value;
     100,000,000 shares authorized;
     4,500,000 shares issued and
     outstanding at 12/31/2007 and
     9/30/2008 (unaudited).                                          4,500       	 4,500
   Additional paid-in capital					    43,495	        43,495
   Deficit accumulated during development stage			  (742,761)	      (176,850)
							      ------------	--------------
TOTAL STOCKHOLDERS' DEFICIT					  (694,766)   	      (128,855)
							      ------------	--------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $     35,270      $	82,975
							      ============	==============

            The accompanying notes are an integral part of these financial statements

                                             F-1


                                                         GREENSTART INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                     STATEMENTS OF OPERATIONS

                               THREE               THREE             NINE           JUNE 12, 2007       JUNE 12, 2007
                           MONTHS ENDED        MONTHS ENDED      MONTHS ENDED       (INCEPTION) TO     (INCEPTION) TO
                           SEPTEMBER 30,       SEPTEMBER 30,    SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,
                               2008                2007              2008                2007               2008
                            (UNAUDITED)         (UNAUDITED)      (UNAUDITED)         (UNAUDITED)         (UNAUDITED)
			   ------------	       ------------	-------------	    --------------	------------
OPERATING EXPENSES
   General and         	   $     43,017        $     18,667           156,920 	    $       18,867 	$    311,673
   administrative
   Amortization                  11,101               2,088            33,303		     3,271            53,628
   Research &                         0                   0           364,435                    0           364,435
   Development
			   ------------	       ------------	-------------	    --------------	------------
TOTAL OPERATING
EXPENSES                   $	 54,118        $     20,755           554,657       $	    22,138      $    729,736
			   ------------	       ------------	-------------	    --------------	------------
LOSS FROM OPERATIONS	   $	(54,118)       $    (20,755)         (554,657)      $      (22,138)     $   (729,736)
			   ------------	       ------------	-------------	    --------------	------------
OTHER EXPENSES:
   Interest expense		 (4,963)               (300)          (11,254)                (300)          (13,025)
			   ------------	       ------------	-------------	    --------------	------------
TOTAL OTHER EXPENSE	   $     (4,963)       $       (300)          (11,254)      $	      (300)     $    (13,025)
			   ------------	       ------------	-------------	    --------------	------------
LOSS BEFORE PROVISION
FOR INCOME TAXES          	(59,081)            (21,055)         (565,911)             (22,438)         (742,761)

PROVISION FOR INCOME
TAXES                                                          		    -
			   ------------	       ------------	-------------	    --------------	------------
NET LOSS		   $    (59,081)       $    (21,055)         (565,911)      $	   (22,438)     $   (742,761)
			   ============	       ============	=============	    ==============	============
NET LOSS PER SHARE -
BASIC AND DILUTED          $  	  (0.01)       $     (0.005)            (0.13)      $	     (0.00)     $      (0.17)
			   ============	       ============	=============	    ==============	============
WEIGHTED AVERAGE COMMON
EQUIVALENT
   SHARES OUTSTANDING
   - BASIC AND DILUTED        4,500,000           4,500,000         4,500,000            4,500,000         4,500,000
			   ============	       ============	=============	    ==============	============

                             The accompanying notes are an integral part of these financial statements
                                                                F-2



                                                         GREENSTART INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENT OF CHANGES IN STOCKHOLDERS DEFICIT
                                     JUNE 12, 2007 (INCEPTION) THROUGH DECEMBER 31, 2007 AND
                                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)


                                                                                           DEFICIT
                                                                                         ACCUMULATED
                                                                     ADDITIONAL            DURING
                                             COMMON STOCK              PAID-IN           DEVELOPMENT
                                       SHARES        PAR VALUE         CAPITAL               STAGE               TOTAL
				       ---------     ---------	     ----------		-------------	       ---------

Balance, June 12, 2007 (inception)     4,500,000     $   4,500       $   (4,500)        $	    -          $       -
Transfer of intangible assets from
  Granite Energy, Inc. to
    GreenStart, Inc.			       -             -           47,995                     -         	  47,995
Net loss
                                               -             -                -              (176,850)          (176,850)

BALANCE, DECEMBER 31, 2007             4,500,000         4,500           43,495              (176,850)          (128,855)

Net loss (unaudited)									     (565,911)          (565,911)

BALANCE, SEPTEMBER 30, 2008            4,500,000         4,500           43,495              (742,761)          (694,766)
(UNAUDITED)


                            The accompanying notes are an integral part of these financial statements
                                                               F-3


                                                          GREENSTART INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                      STATEMENTS OF CASH FLOWS

                                                           NINE                 JUNE 12, 2007            JUNE 12, 2007
                                                       MONTHS ENDED             (INCEPTION) TO           (INCEPTION) TO
                                                       SEPTEMBER 30,             SEPTEMBER 30,            SEPTEMBER 30,
                                                           2008                      2007                     2008
                                                        (UNAUDITED)              (UNAUDITED)              (UNAUDITED)
						       ------------		-------------		 -------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                            $   (565,911)  		$     (22,438)           $    (742,761)

   Adjustment to reconcile net loss to net cash
           used in operating activities:
           Amortization					     33,303                     3,271                   53,628
   Changes in operating liabilities:										     -
   Increase (decrease) in:											     -
           Accounts payable                                 279,012			    -                  279,012
           Accounts payable - related party		     32,750                       120                   43,250
           Accrued expenses - related party		     36,000                         -                   44,000
           Accrued interest - related party		     11,254                       300                   13,026
						       ------------		-------------		 -------------
Net cash used in operating activities                  $   (173,592)  		$     (20,671)           $    (309,845)
						       ------------		-------------		 -------------
CASH FLOW FROM INVESTING ACTIVITIES:
   Payments for license rights					  -                   (20,000)                 (40,812)
						       ------------		-------------		 -------------
Net cash used in investing activities                  $          -             $     (20,000)           $     (40,812)
						       ------------		-------------		 -------------
CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from issuance of notes payable -                159,190                    54,788 		       350,748
   related parties
						       ------------		-------------		 -------------
Net cash provided by financing activities              $    159,190  		$      54,788            $     350,748
						       ------------		-------------		 -------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS 				       $    (14,402)        	$      14,117            $          91

CASH AND CASH EQUIVALENTS, Beginning of period	       $     14,493       	$           -     	 $           -
						       ------------		-------------		 -------------
CASH AND CASH EQUIVALENTS, End of period 	       $         91     	$      14,117            $          91
						       ============		=============		 =============

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
           Interest                                    $	  -             $	    -            $	     -
						       ============		=============		 =============
           Income taxes                                $	  -             $	    -            $	     -
						       ============		=============		 =============

                                                                            -
                             The accompanying notes are an integral part of these financial statements
                                                                F-4

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

EARNINGS PER SHARE

SFAS 128, Earnings per Share, requires presentation of "basic" and "diluted" earnings per share on the face of the statements of operations for all entities with complex capital structures. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. At December 31, 2007 and September 30, 2008 (unaudited), the Company has options outstanding that could be exercised representing a total of 1,000,000 additional shares. All have been excluded from the weighted average share calculation because they would be anti-dilutive.


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

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company is currently evaluating the impact of adopting SFAS 157 with respect to non-financial assets and non-financial liabilities, essentially goodwill and identifiable intangible assets, but does not believe the adoption will have a significant impact on the Company's consolidated financial statements. The provisions of SFAS 157 will be applied to non-financial assets and non-financial liabilities beginning March 1, 2009.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets . FSP 142-3 is effective for fiscal years beginning after December 15, 2008 (our fiscal 2010) and early adoption is prohibited. We are currently evaluating the impact FSP 142-3 will have on the useful lives of our intangible assets but do not expect it to have a material impact on our financial statements.


NOTE 3 - INTANGIBLE ASSETS

The Company currently has License Rights to patents from the University of Utah for technology that will be used with its gasification processes. In addition, certain intellectual property was acquired in a purchase of intangible assets of N-Tek by Granite Energy, a majority shareholder, and transferred to the Company. The Company amortizes the intangibles using the straight-line method over a useful life of 2 years. The historical cost of the intangible assets was $88,807. Accumulated amortization totaled $20,325 and $53,628 (unaudited) for the period ended December 31, 2007 and the nine months ended September 30, 2008, respectively.

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

During the period ended June 30, 2008, Granite Energy cancelled 162,159 shares of GreenStart common stock that were issued to shareholders under dispute at the time of the dividend. The dispute has been settled and it was determined that the shareholders were not entitled to receive the GreenStart dividend shares as of the record date. These shares had never been held by the named shareholders and were transferred back to Granite's ownership in the Company. Additionally, it was discovered during the period that two shareholders had not received the proper dividends even though they were shareholders as of the record date. Currently, a total of 66,966 shares have been set aside from those held by Granite to be distributed to those shareholders. As of September 30, 2008, Granite Energy, Inc. owns 3,486,356 shares or 77.47% of GreenStart's outstanding common stock.

As of December 31, 2007 and September 30, 2008 (unaudited), 4,500,000 shares were issued and outstanding.

NOTE 6 - STOCK OPTIONS

On November 1, 2007 the Company's Board of Directors approved the Qualified Equity Incentive Stock Plan. The Qualified Equity Incentive Stock Plan ("Plan") is intended to afford an incentive to the Company's key managerial employees to acquire a proprietary interest in the Company and to enable the Company to attract and retain such key employees. The plan provides for 1,000,000 shares of $0.001 par value common stock. On November 1, 2007, the Board granted four of the Company's officer's options to acquire a total of 1,000,000 shares of the Company's common stock. The options expire in October 2012 and are exercisable at a price or $0.46 per share.

A summary of changes in the number of stock options outstanding for the period ended December 31, 2007 and the three months ended September 30, 2008 are as follows:

                                                                         WEIGHTED    WEIGHTED
                                                                         AVERAGE
                                                                         EXERCISE    AVERAGE
                                                                          PRICE     REMAINING     AGGREGATE
                                                             NUMBER OF     PER      CONTRACTUAL   INTRINSIC
                                                             SHARES       SHARE     LIFE         VALUE
                                                             ---------   --------   ----------    ---------
OUTSTANDING AT JUNE 12, 2007                                         -   $      -                       N/A
(INCEPTION)                                                  1,000,000   $   0.46   5.00 years    $       -

Exercised                                                            -          -          N/A            -
Cancelled/Expired                                                    -          -          N/A            -
                                                             ---------   --------   ----------    ---------
OUTSTANDING AT DECEMBER 31, 2007                             1,000,000   $   0.46   4.83 YEARS    $       -
                                                             =========   ========   ==========    =========

Granted                                                              -          -          N/A            -
Exercised                                                            -          -          N/A            -
Cancelled/Expired                                                    -          -          N/A            -
                                                             ---------   --------   ----------    ---------
OUTSTANDING AT September 30, 2008 (UNAUDIT                   1,000,000   $   0.46   4.08 YEARS    $       -
                                                             =========   ========   ==========    =========

                                                             =========   ========   ==========    =========
EXERCISABLE AT DECEMBER 31, 2007                             1,000,000   $   0.46   4.83 YEARS    $       -
                                                             =========   ========   ==========    =========
EXERCISABLE AT September 30, 2008 (UNAUDITED)                1,000,000   $   0.46   4.08 YEARS    $       -
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

Outstanding options at September 30, 2008 had a weighted average remaining contractual life of 4.08 years with an aggregate intrinsic value of $-0- (unaudited). Exercisable options at September 30, 2008 also had a weighted average remaining contractual life of 4.08 years with an aggregate intrinsic value of $-0- (unaudited).

The Black-Scholes option-pricing model was used in determining the fair value of each option grant. Assumptions used in the Black-Scholes model are presented below:


Risk-free interest rate                 3.45%

Dividend yield                          0.00%

Volatility factor                      1.000%

Weighted average expected life     4.08 years



On November 1, 2007, the Board also approved the issuance of an additional 1,100,000 options to three of the Company's officers. The options are to be granted once the Company's common stock is accepted for trading on Over-the-Counter Bulletin Board (OTCBB), NASDAQ (Small Cap), American Stock Exchange or other recognized stock exchange.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has issued a note payable to its majority shareholder (Granite), totaling $191,558 and $350,748 (unaudited), respectively, as of December 31, 2007 and September 30, 2008. This obligation is due on demand and accrues interest at 6% annually. The accrued interest on this loan totaled $1,772 and $13,025 (unaudited), respectively, at December 31, 2007 and September 30, 2008. The amounts are considered short term due to the demand status of the note.

Effective October 1, 2007, the Company entered into a consulting agreement with a firm controlled by the Company's Chief Executive Officer for a fee of $3,500 per month. The consulting firm has been engaged to assist in organizing and completing the process of filing a registration statement and other filings with the Securities and Exchange Commission. The Company owed the firm $10,500 and $42,000 (unaudited), respectively, as of December 31, 2007 and September 30, 2008, which are included as part of Accounts payable - related party in the accompanying financial statements.

As of December 31, 2007 and September 30, 2008, the Company owed two directors a total of $8,000 and $44,000 (unaudited), respectively, for services provided since inception. The obligations are included in the accompanying financial statements as Accrued expenses - related parties.

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

Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, such as statements relating to our anticipated revenues, gross margin and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward- looking statements made herein. These risks and uncertainties principally include, but are not limited to, those relating to our lack of an operating business, and lack of operating capital. A complete discussion of these risks and uncertainties are contained in our Annual Financial Statements included in the Form 10-12(g) for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission on May 2, 2008.

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

RESULTS OF OPERATIONS

REVENUES

We did not realize revenues for the nine months ended September 30, 2008 and period from inception to September 30, 2007.

OPERATING EXPENSES

General and Administrative - General and administrative expenses were $156,920 for the nine months ended September 30, 2008, compared to $18,867 for the period from inception to September 30, 2007, representing a increase of $138,053. The significant increase in general and administrative expense reflects the increase in activities after the first full quarter since inception.

Research & Development - Research and development expenses were $364,435 for the nine months ended September 30, 2008, compared to $0 for the period from inception to September 30, 2007. The increase of $364,435 was directly related to amounts paid for the drafting, design, and engineering of our Gasifier technology and preliminary units.

OTHER EXPENSES

During the nine months ended September 30, 2008, interest expense was $11,254, compared to $300 during period from inception to September 30, 2007, representing an increase of $10,954. The increase relates to the accrued interest on the $350,748 note payable to our majority stockholder. See Note 7 for further information on the related party note payable.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

We realized a net loss of $565,911 for the nine months ended September 30, 2008, compared to a net loss of $22,438 for the period from inception to September 30, 2007, an increase of $543,473. The increase in net loss is attributable to an increase of $138,053 in general and administrative expenses, including payroll for our President and consulting and professional expenses, an increase of $30,032 in amortization of our intangible assets, a increase of $364,435 in research and development expenses, and an increase of $10,954 in interest expense on a note payable to a related party.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, we had cash in the amount of $91, and a working capital deficit of $729,944, as compared to cash in the amount of $14,493 and a working capital deficit of $197,337 for the period ended December 31, 2007. In addition, our stockholders' deficit was $694,766 at September 30, 2008, compared to stockholders' deficit of $128,855 at December 31, 2007.

Our accumulated deficit increased from $176,850 at December 31, 2007 to $742,761 at September 30, 2008.

Our operations used net cash of $173,592 during the nine months ended September 30, 2008, compared to $20,671 during the period from inception to September 30, 2007, an increase of $152,921.

Our cash used for investing activities was $0 for the nine months ended September 30, 2008 and $20,000 for the period from inception to September 30, 2007. This increase in cash used for investing was directly related to payments made towards intangible assets during the period.

Our financing activities provided net cash of $159,190 during the nine months ended September 30, 2008, compared to net cash of $54,788 during the period from inception to September 30, 2007.



ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008, the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was undertaken by our chief executive officer, and chief financial officer, Jason F. Griffith. Mr. Griffith serves as our principal executive officer as well as our principal accounting and financial officer.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

31.1 Certification of our Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section
1350)

(b) Reports on Form 8-K.

     None.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               	GREENSTART, INC.
                                (REGISTRANT)


Date:   November 14, 2008        By:  /s/ Jason F. Griffith
                                     ---------------------
                                     Jason F. Griffith
                                Its: Chief Executive Officer and
                                     Chief Financial Officer


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