Form 10-K
period 2008-12-31
GreenStart, Inc.
filed 2009-04-15
CIK 1414630

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2008

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 000-53215


                               GREENSTART, INC.
     ---------------------------------------------------------------------
     (Exact name of Smaller Reporting Company as specified in its charter)


            Nevada                                      26-0678509
  ----------------------------                       ----------------
  (State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                  Identification No.)


                    161 N. Main Street, Bountiful, UT 84010
		    ----------------------------------------
                    (Address of principal executive offices)

                                 (801) 532-6800
			  ---------------------------
                          (Issuer's telephone number)

     Securities registered under Section 12(b) of the Exchange Act: None.

        Securities registered under Section 12(g) of the Exchange Act:

                        COMMON STOCK, $0.001 PAR VALUE
			------------------------------
                                (Title if Class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	 [ ]
Accelerated filer     	 [ ]
Non-accelerated filer 	 [ ]   (Do not check if a smaller reporting company)
Smaller reporting company[X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act)   [ ] Yes  [X] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.4,500,000 shares of common stock outstanding as of April 10, 2009

Documents Incorporated by Reference: None

                               TABLE OF CONTENTS


ITEM 1.  DESCRIPTION OF BUSINESS...........................................2
ITEM 1A. RISK FACTORS......................................................2
ITEM 2.  DESCRIPTION OF PROPERTY...........................................6
ITEM 3.  LEGAL PROCEEDINGS.................................................6
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............6

PART II
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........7
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
	 RESULTS OF OPERATIONS.............................................7
ITEM 7.  FINANCIAL STATEMENTS..............................................F-1
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
	 FINANCIAL DISCLOSURE..............................................10
ITEM 8A. CONTROLS AND PROCEDURES...........................................10
ITEM 8B. OTHER INFORMATION.................................................12

PART III
ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE...........12
ITEM 10. EXECUTIVE COMPENSATION............................................14
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
	 RELATED STOCKHOLDER MATTERS.......................................15
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
	 INDEPENDENCE......................................................16
ITEM 13. PRINCIPAL ACCOUNTING FEES AND SERVICES............................16

PART IV
ITEM 14. EXHIBITS..........................................................17

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS OVERVIEW

The Company was incorporated in Nevada on June 12, 2007 for the purpose of managing Granite's recently acquired alternative energy technologies and patents. The Company intends to develop and commercialize its patented technologies which are capable of producing large volumes of energy, (Syngas, Dimethyl Ether, Fuels) from garbage, sewage sludge and animal waste products.

GENERAL DISCUSSION OF OPERATIONS

From inception in June of 2007, the Company has had limited operations; we are a development stage company. The Company has a very limited operating history with comparatively limited assets and cash resources.

The Company currently has one part time employee, Morris K. Ebeling, Jr., President/Chairman, and contracts the services of consultants in the various areas of expertise as required. Mr. Ebeling, Jr., President and Chairman, currently devotes no more than 10% of his time to the day-to-day operations of the Company. Mr. Griffith, Chief Executive Officer and Chief Financial Officer of the Company, also currently devotes no more than 10% of his time to the operations of the Company.

The way in which the business currently operates is as follows:

The Company's CEO and CFO, Jason F. Griffith, is responsible for implementing strategic goals and objectives of the Company. He is also in charge of managing the financial risks of the Company, financial planning, accounting records, SEC filings, reviewing financial data, reporting financial performance, preparing budgets, and monitoring expenditures and costs. He is responsible for the negotiation of contracts, oversees the design, marketing and implementation of the products and processes, and manages licenses, patents, and other intangible assets of the Company. In addition, Mr. Griffith researches financing and investors for the Company and oversees research and development.

The amount of time devoted to the Company currently by officers is due to the limited operations and resources of the Company. However, the Company feels the time devoted to operations is enough to cover the current operational requirements.

The Company has associated itself with Petersen, Inc., Precision Engineering, Alan Neves, and Grover Rich Brockbank to help with the processes. Petersen, Inc. will provide all engineering, certification, fabrication, installation, optimization and procedures required to bring these new technologies to the marketplace. We also anticipate that Precision Engineering will write the software and develop the automated control process. Mr. Neves, our Chief Engineer, with the assistance of Mr. Brockbank, Chief Operations Engineer, will be responsible for the overall design development, distribution, and maintenance of the projects.

The Company's website address is http://www.greenstartenergy.com

ITEM 1A. RISK FACTORS

Risks Related to GreenStart's Business

GreenStart is subject to a high degree of risk as GreenStart is considered to be in unsound financial condition. The following risks, if any one or more occurs, could materially harm our business, financial condition or future results of operations.

A LIMITED OPERATING HISTORY COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND FUTURE OPERATIONS.

The Company was incorporated on June 12, 2007. No products have been produced or sold. Because of the limited operating history of the Company, stockholders and the Company face a risk that future activities may be unsuccessful. The Company would then remain unprofitable which would adversely affect our business, financial condition and future operations

LACK OF MANAGEMENT EXPERIENCE IN THE ALTERNATIVE ENERGY INDUSTRY COULD ADVERSELY AFFECT THE COMPANY.

We have created a top management team of experienced and knowledgeable people to operate GreenStart. Some members of Management and the Board of Directors may not have prior experience in the energy industry. Some members do, however, have extensive work experience in the reclamation, environmental industries, energy industries, financial/accounting industries, and business management. The lack of experience in the alternative energy industry may impair the management's and the Directors' ability to evaluate and make decisions involving current operations of the Company and any future projects the Company may undertake in the alternative energy industry. Such impairment and lack of experience could adversely affect our business, financial condition and future operations.

AMOUNT OF TIME OFFICERS CAN DEVOTE TO COMPANY OPERATIONS COULD HAVE A MATERIAL ADVERSE AFFECT ON THE COMPANY.

The Company's officer, Jason F. Griffith, our Chief Executive Officer and Chief Financial Officer is employed by other companies. Mr. Griffith currently devotes approximately 10% of his time to the operations and demands of the Company. If one or more of the officers of the Company could not perform the duties and responsibilities necessary for the success and development of the Company, it could have a material adverse affect on our business, financial condition and both current and future operations.

IF THE COMPANY EXPERIENCE INCREASED WORKING CAPITAL REQUIREMENTS FROM TIME TO TIME ASSOCIATED WITH OUR BUSINESS, SUCH AN INCREASED DEMAND FOR WORKING CAPITAL COULD ADVERSELY AFFECT OUR ABILITY TO MEET OUR LIQUIDITY NEEDS.

The Company operations could require the Company to utilize large sums of working capital, sometimes on short notice and sometimes without the ability to completely recover the expenditures on a timely basis or at all. If the Company encounter significant working capital requirements or cash outflows as a result of these or other factors, we may not have sufficient liquidity or the credit capacity to meet all of our cash needs.


IF THE COMPANY IS UNABLE TO ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS OR  IF OUR
INTELLECTUAL   PROPERTY  RIGHTS  BECOME  OBSOLETE,  THE  COMPANY'S  COMPETITIVE
POSITION COULD BE ADVERSELY IMPACTED.

The Company utilizes a variety of intellectual property rights in our technologies. We view our portfolio of process and design technologies as one of our competitive strengths and we use it as part of our efforts to differentiate our service offerings. We may not be able to successfully preserve these intellectual property rights in the future and these rights could be invalidated, circumvented, or challenged. We license technologies from third parties, there is a risk that our relationships with licensors may terminate or expire or may be interrupted or harmed. If we are unable to protect and maintain our intellectual property rights, or if there are any successful intellectual property challenges or infringement proceedings against us, our ability to differentiate our service offerings could be reduced. In addition, if our intellectual property rights or work processes become obsolete, we may not be able to differentiate our service offerings, and some of our competitors may be able to offer more attractive services to our customers. As a result, our business and revenue could be materially and adversely affected.

THE LOSS OF EXECUTIVE OFFICERS OR KEY EMPLOYEES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

The Company depends greatly on the efforts of our executive officers and other key employees to manage our operations. The loss or unavailability of any of our executive officers or other key employees could have a material adverse effect on our business.

IF THE COMPANY IS UNABLE TO ATTRACT AND RETAIN A SUFFICIENT NUMBER OF AFFORDABLE TRAINED ENGINEERS THE COMPANY'S ABILITY TO PURSUE PROJECTS MAY BE ADVERSELY AFFECTED AND THE COMPANY'S COSTS MAY INCREASE.

The Company's rate of growth will be confined by resource limitations as competitors and customers compete for increasingly scarce resources. We believe that our success depends upon our ability to attract, develop and retain a sufficient number of affordable trained engineers that can execute our operational strategy. The demand for trained engineers and other skilled workers is currently high. If we are unable to attract and retain a sufficient number of skilled personnel, our ability to pursue projects may be adversely affected and the costs of performing our existing and future projects may increase, which may adversely impact our margins.

THE COMPANY IS A NEWLY-FORMED, DEVELOPMENT STAGE COMPANY WITH LIMITED OPERATING HISTORY AND NO REVENUES AND, ACCORDINGLY, YOU WILL NOT HAVE SIGNIFICANT BASIS ON WHICH TO EVALUATE THE COMPANY'S ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVE.

The Company is a recently incorporated development stage company with limited operating results to date. From inception in June of 2007, the Company has had limited operations. The Company has a very limited operating history with comparatively limited assets and cash resources. Because of our limited operating history, you will have a small basis upon which to evaluate our ability to achieve our business objectives.

THE COMPANY'S GROWTH IS DEPENDENT ON OBTAINING NEW CONTRACTS

The Company's strategy is to grow by selling and licensing Gasification systems in addition to owning and operating installations using these systems. Successful implementation of this strategy is conditional on numerous conditions, such as the ability to identify and close sales and there can be no assurance that our expansion strategy can be successfully executed.

UNFAVORABLE CHANGES IN GOVERNMENT REGULATION COULD HARM OUR BUSINESS

The Company's products and services are subject to various international, federal, state and local laws, regulations and administrative practices affecting the Company's business. Projects using our systems could be delayed or prevented by difficulties in obtaining or maintaining the required approvals, permits or licenses.

We cannot predict the nature of future laws, regulations, interpretations or applications, or determine what effect either additional government regulations or administrative orders, when and if promulgated, or disparate federal, state and local regulatory schemes would have on our business in the future.

GOVERNMENTAL REGULATION, ENVIRONMENTAL RISKS AND TAXES COULD ADVERSELY AFFECT THE COMPANY'S OPERATIONS.

The Company's energy operations in Utah will be subject to regulation by federal and state governments, including environmental laws. To date, the Company has not had to expend significant resources in order to satisfy environmental laws and regulations presently in effect. However, compliance costs under any new laws and regulations that might be enacted could adversely affect the Company's business and increase the costs of planning, designing, and producing our products.

The Company is subject to laws and regulations that control the discharge of materials into the environment require removal and cleanup in certain circumstances require the proper handling and disposal of waste materials or otherwise relate to the protection of the environment. Laws relating to the protection of the environment have in many jurisdictions become more stringent in recent years and may, in certain circumstances, impose strict liability, rendering the Company liable for environmental damage without regard to negligence of fault on the part of the Company. Such laws and regulations may expose the Company to liability for the conduct of, or conditions caused by, others or for acts of the Company that were in compliance with all applicable law at the time such acts were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on the business of the Company.

RESALE OF THE COMPANY'S COMMON STOCK MAY BE DIFFICULT BECAUSE THERE IS NOT AN ACTIVE TRADING MARKET FOR THE COMPANY'S COMMON STOCK AT THIS TIME, AND IT IS POSSIBLE THAT NO MARKET WILL DEVELOP. THIS MAY REDUCE OR LIMIT THE POTENTIAL VALUE OF THE COMPANY'S COMMON STOCK.



Although the Company is currently taking the steps necessary for its Common Stock to be traded on the Over the Counter Bulletin Board (OTCBB), there is not currently an active trading market for the Company's Common Stock in the United States, and there is no assurance that such a public market will develop in the future. Even in the event that a public market does develop, there is no assurance that it will be maintained or that it will be sufficiently active or liquid to allow stockholders to easily dispose of their shares. The lack of a public market or the existence of a public market with little or no activity or liquidity is likely to reduce or limit the potential value of our common stock. The OTCBB quotations reflect interdealer prices, without mark-up, mark-down or commission and may not represent actual transactions.


THE COMPANY'S COMMON STOCK IS CONSIDERED A "PENNY STOCK" WHICH COULD HAVE AN ADVERSE EFFECT ON THE TRADING MARKET FOR THE COMPANY'S SHARES.

The Company's securities are classified as a "penny stock" based upon their market price and the manner in which they are traded. The Securities and Exchange Act of 1934 requires additional disclosure relating to the market for "penny stocks." A penny stock is generally defined to be any equity security not listed on NASDAQ or a national securities exchange that has a market price of less than $5.00 per share, subject to certain exceptions.

Among these exceptions are shares issued by companies that have:

- net tangible assets of at least $2 million, if the issuer has been in continuous operation for three years;

- net tangible assets of at least $5 million, if the issuer has been in continuous operation for less than three years; or

- average annual revenue of at least $6 million for each of the last three years.

The Company does not currently meet the requirements of these exceptions and, therefore, the common shares are deemed penny stocks for purposes of the Exchange Act at any time while the Company's Common Stock trades below $5.00 per share. In such cases, trading in the Company's shares is regulated pursuant to Rules 15-g-1 through 15-g-6 and 15-g-9 of the Exchange Act. Under these rules, brokers or dealers recommending our shares to prospective buyers would be required, unless an exemption is available, to:

- deliver a lengthy disclosure statement in a form designated by the SEC relating to the penny stock market to any potential buyers, and obtain a written acknowledgement from each buyer that such disclosure statement has been received by the buyer prior to any transaction involving the Company's shares;

- provide detailed written disclosure to buyers of current price quotations for the Company's shares, and of any sales commissions or other compensation payable to any broker or dealer, or any other related person, involved in the transaction;

- send monthly statements to buyers disclosing updated price information for any penny stocks held in their accounts, and these monthly statements must include specified information on the limited market for penny stocks.

In addition, as the Company is subject to the penny stock rules, all brokers or dealers involved in a transaction in which our shares are sold to any buyer, other than an established customer or "accredited investor," must make a special written determination that the Company's shares would be a suitable investment for the buyer, and the brokers or dealers must receive the buyer's written agreement to purchase our shares, as well as the buyer's written acknowledgement that the suitability determination made by the broker or dealer accurately reflects the buyer's financial situation, investment experience and investment objectives, prior to completing any transaction in the Company's shares. These Exchange Act rules may limit the ability or willingness of brokers and other market participants to make a market in the Company's shares and may limit the ability of our shareholders to sell in the secondary market, through brokers, dealers or otherwise. The Company also understands that many brokerage firms discourage their customers from trading in shares falling within the "penny stock" definition due to the added regulatory and disclosure burdens imposed by these Exchange Act rules. The SEC from time to time may propose and implement even more stringent regulatory or disclosure requirements on shares not listed on NASDAQ or on a national securities exchange. The adoption of the proposed changes that may be made in the future could have an adverse effect on the trading market for the Company's shares.

THE COMPANY HAS NO PLANS TO PAY DIVIDENDS ON ITS COMMON STOCK, AND YOU MAY NOT RECEIVE FUNDS WITHOUT SELLING YOUR COMMON STOCK.

The Board of Directors of the Company does not intend to declare or pay dividends on the Company's Common Stock in the foreseeable future. Instead, the Board of Directors generally intends to invest any future earnings in the business. Subject to Nevada law, the Company's Board of Directors will determine the payment of future dividends on the Company's Common Stock, if any, and the amount of any dividends in light of any applicable contractual restrictions limiting the Company's ability to pay dividends, the Company's earnings and cash flow, the Company's capital requirements, the Company's financial condition, and other factors the Company's Board of Directors deems relevant. Accordingly, you may have to sell some or all of your Common Stock in order to generate cash flow from your investment. You may not receive a gain on your investment when you sell the Company's Common Stock and may lose the entire amount of your investment.


DILUTION COULD HAVE AN ADVERSE AFFECT ON THE OWNERSHIP OF THE STOCKHOLDER IN THE REGISTRANT.

The Company may issue more Common Stock at prices determined by the board of directors in any private placements or offerings of securities, possibly resulting in dilution of the value of the Common Stock, and, given there is no preemptive right to purchase Common Stock, if a stockholder does not purchase additional Common Stock, the percentage share ownership of the stockholder in the Company will be reduced.

THE BUSINESS OF THE COMPANY MAY BE ADVERSELY AFFECTED IF THE COMPANY HAS MATERIAL WEAKNESSES OR SIGNIFICANT DEFICIENCIES IN ITS INTERNAL CONTROL OVER FINANCIAL REPORTING IN THE FUTURE.

As a public company the Company will incur significant legal, accounting, insurance and other expenses. The Sarbanes-Oxley Act of 2002, as well as compliance with other SEC and exchange listing rules, will increase our legal and financial compliance costs and make some activities more time-consuming and costly. Furthermore, SEC rules require that our chief executive officer and chief financial officer periodically certify the existence and effectiveness of our internal control over financial reporting. Our independent registered public accounting firm will be required, beginning with our Annual Report on Form 10-K for our fiscal year ending on December 31, 2008, to attest to our assessment of our internal control over financial reporting.

During the course of our testing, we may identify deficiencies that would have to be remediated to satisfy the SEC rules for certification of our internal controls over financial reporting. As a consequence, we may have to disclose in periodic reports we file with the SEC significant deficiencies or material weaknesses in our system of internal controls. The existence of a material weakness would preclude management from concluding that our internal control over financial reporting is effective, and would preclude our independent auditors from issuing an unqualified opinion that our internal control over financial reporting is effective. In addition, disclosures of this type in our SEC reports could cause investors to lose confidence in our financial reporting and may negatively affect the trading price of our Common Stock. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If we have deficiencies in our disclosure controls and procedures or internal control over financial reporting it may negatively impact our business, results of operations and reputation.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION CONTAINED IN THIS PROSPECTUS

This Prospectus contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties. Forward-looking statements include statements regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words "may," "will," "should," "anticipate," "estimate," "plans," "potential," "projects," "continuing," "ongoing," "expects," "management believes," "we believe," "we intend" or the negative of these words or other variations on these words or comparable terminology. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as in this Prospectus generally. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

Any or all of our forward-looking statements in this report may turn out to be inaccurate. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this Prospectus generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to publicly update any forward-looking statements, whether as the result of new information, future events, or otherwise.

ITEM 2. DESCRIPTION OF PROPERTY

The corporate offices of the Company are located in Bountiful, Utah, at 161 Main Street, Bountiful, UT 84010. The Company utilizes this space at no cost because of the limited use of the space. The Company does not expect this arrangement to be changed during the next 12 months.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company's Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted to the Company's security holders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's Common Stock is not traded on an open market and we are in the process of filing to acquire a stock symbol and price.

HOLDERS

As of December 31, 2008, the number of holders of the Company's common shares was 418

DIVIDENDS AND OTHER DISTRIBUTIONS

There are presently no material restrictions that limit the ability of the Company to pay dividends on common stock or that are likely to do so in the future. The Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This discussion contains forward-looking statements. The reader should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements contained herein will be realized. Based on actual experience and business development, the Company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect the Company's results of operations. In light of the significant uncertainties inherent in the forward-looking statements included therein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

INTRODUCTION

GreenStart, Inc. (the "Company") was incorporated on June 12, 2007 in the State of Nevada. The Company is in the alternative energy business and was formed for the purpose of managing certain intangible assets acquired by Granite Energy, Inc. ("Granite"), the Company's former majority shareholder (see Note 5). Granite acquired alternative energy technologies and patents in early 2007 from the University of Utah. In April 2008, the University of Utah renewed the patent license and transferred the license agreement to the Company to utilize the rights to that intellectual property. The Company has also been in the application stages of patenting its own technologies. The Company's initial development strategy has been to acquire the technologies and resources needed to create and market a new alternative energy source.

The following is a discussion of the Registrant's financial condition, results of operations, financial resources and working capital. This discussion and analysis should be read in conjunction with the Company's financial statements contained in this Form 10-K.


OVERVIEW

(A) RESULTS OF OPERATIONS

REVENUES

The Company did not realize revenues for the twelve months ended December 31, 2008 and period from inception to December 31, 2007.

OPERATING EXPENSES

General and Administrative - General and administrative expenses were $205,387 for the year ended December 31, 2008, compared to $154,753 for the period from inception to December 31, 2007, representing an increase of $50,634. The significant increase in general and administrative expense reflects the increase in activities after the first full quarter since inception.

Research & Development - Research and development expenses were $365,486 for the year ended December 31, 2008, compared to $0 for the period from inception to December 31, 2007. The increase of $365,486 was directly related to amounts accrued or paid for the drafting, design, and engineering of our Gasifier technology and preliminary units.

OTHER EXPENSES

During the twelve months ended December 31, 2008, interest expense was $16,515, compared to $1,772 during period from inception to December 31, 2007, representing an increase of $14,743. The increase relates to the accrued interest on the $356,271 note payable to our former majority stockholder. See
Note 7 for further information on the related party note payable.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

We realized a net loss of $631,791 for the year ended December 31, 2008, compared to a net loss of $176,850 for the period from inception to December 31, 2007, an increase of $454941. The increase in net loss is attributable to an increase of $50,634 in general and administrative expenses, including payroll for our President and consulting and professional expenses, an increase of $24,078 in amortization of our intangible assets, a increase of $365,486 in research and development expenses, and an increase of $14,743 in interest expense on a note payable to a related party.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2008, we had cash in the amount of $53, and a working capital deficit of $784,725, as compared to cash in the amount of $14,493 and a working capital deficit of $197,337 as of December 31, 2007. In addition, our stockholders' deficit was $760,647 at December 31, 2008, compared to stockholders' deficit of $128,855 at December 31, 2007.

Our accumulated deficit increased from $176,850 at December 31, 2007 to $808,641 at December 31, 2008.

Our operations used net cash of $181,282 during the year ended December 31, 2008, compared to $136,253 during the period from inception to December 31, 2007, an increase of $45,029.

Our cash used for investing activities was $0 for the year ended December 31, 2008 and $40,812 for the period from inception to December 31, 2007. This increase in cash used for investing was directly related to payments made towards intangible assets during the period.

Our financing activities provided net cash of $166,841 during the year ended December 31, 2008, compared to net cash of $191,558 during the period from inception to December 31, 2007.

(B) Plan Of Operation

Plan of operation for the next twelve months.

The Company intends to continue its fabrication of the Gasifier through the commercialization stage. Next the Company will start the engineering and drafting of the Oil Slurry Reactor followed by the fabrication. The Company also plans to continue the optimization process which allows for full demonstration and commercialization of the Gasification units it will produce.

(C) Cash Requirements

The Company intends to meet its financial needs for operations through loans from its majority shareholder. There can be no assurances that the Company will be successful in raising additional capital via debt or equity funding, or that any such transactions, if consummated, will be on terms favorable to the Company. In the event that additional capital is not obtained from other sources, it may become necessary to alter development plans or otherwise abandon certain ventures.

(D) Expected Significant Changes In The Number Of Employees

The Company does not expect any significant change in the number of employees over the next 12 months of operations. As noted previously, the Company currently coordinates all operations using various consultants as necessary.

(E) Material Commitments For Capital Expenditures

The Company has made a material commitment for a future project with the University of Utah through Granite, the majority shareholder. As part of the agreement entered into by Granite, a Oil Slurry Reactor unit will be required to be built. Additional costs associated with engineering, drafting, and fabrication of the Reactor and Gassifier will be required from Petersen Corporation for both units. Costs for the unit will be determined at a later date closer to the production of the unit.

(F) Inflation

The Company's results of operations have not been affected by inflation and management does not expect inflation to have a material impact on its operations in the future.

(G) Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonably under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions.

ITEM 7. FINANCIAL STATEMENTS


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
GreenStart, Inc.

We have audited the accompanying balance sheet of GreenStart, Inc. as of December 31, 2008 and 2007, and the related statements of operations, changes in shareholders' equity, and cash flows for the year ended December 31, 2008, the period from June 12, 2007 (inception) through December 31, 2007, and the period from June 12, 2007 (inception) through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GreenStart, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008, the period from June 12, 2007 (inception) through December 31, 2007, and the period from June 12, 2007 (inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As of December 31, 2008, the Company owes a related party $278,764 for research and development expenses paid on behalf of the Company (see Notes 7 and 9). Related party transactions are not considered to be arm's length transactions under GAAP.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses, has used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant reconfiguration of its operations to sustain its operations for the foreseeable future. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Further information and management's plans in regard to this uncertainty are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Cordovano and Honeck LLP
Englewood, Colorado
April 6, 2009


					GREENSTART INC.
				(A Development Stage Company)
					BALANCE SHEETS

							      As of		      As of
							December 31, 2008	December 31, 2007
							-----------------	-----------------
ASSETS

CURRENT ASSETS
	Cash and cash equivalents		 	$              53 	$          14,493
							-----------------	-----------------
TOTAL CURRENT ASSETS		                              	       53                  14,493

INTANGIBLE ASSETS
	License rights, net of accumulated
	amortization of $64,729 and $20,325,
	respectively						   24,078 		   68,482
							-----------------	-----------------
TOTAL ASSETS		 				$          24,131 	$          82,975
							=================	=================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
	Accounts payable		 		$           6,058	$               -
	Accounts payable - related party		          333,533 		   10,500
	Accrued expenses - related party		           68,500 		    8,000
	Accrued interest - related party		           18,287 		    1,772
	Notes payable - related parties		                  358,399 		  191,558
							-----------------	-----------------
TOTAL CURRENT LIABILITIES		                          784,777		  211,830
							-----------------	-----------------
STOCKHOLDERS' DEFICIT
	Common stock; $0.001 par value;
	100,000,000 shares authorized; 4,500,000
	shares issued and outstanding.
	12/31/2007 and 12/31/2008 				    4,500 		    4,500
	Additional paid-in capital		                   43,495 		   43,495
	Deficit accumulated during development stage		 (808,641)		 (176,850)
							-----------------	-----------------
TOTAL STOCKHOLDERS' DEFICIT		                   	 (760,646)		 (128,855)
							-----------------	-----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT		$          24,131	$          82,975
							=================	=================


	    The accompanying notes are an integral part of these financial statements



                                                         GREENSTART INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                     STATEMENTS OF OPERATIONS

                                         		   TWELVE		JUNE 12, 2007		JUNE 12, 2007
                                       			MONTHS ENDED		(INCEPTION) TO		(INCEPTION) TO
                                        		DECEMBER 31,		 DECEMBER 31,		 DECEMBER 31,
                                           		    2008		     2007		     2008
							------------		--------------		--------------
OPERATING EXPENSES
	General and administrative	 		$    205,387		$      154,753		$      360,140
	Amortization	                          	      44,403 	                20,325 	                64,728
	Research & Development	                    	     365,486	                     -   	       365,486
							------------		--------------		--------------
TOTAL OPERATING EXPENSES	                             615,276 	               175,078 	               790,354
							------------		--------------		--------------
LOSS FROM OPERATIONS	                       		    (615,276)	              (175,078)	              (790,354)
							------------		--------------		--------------
OTHER EXPENSES:
	Interest expense	                             (16,515)	                (1,772)	               (18,287)
							------------		--------------		--------------
TOTAL OTHER EXPENSE	                          	     (16,515)	                (1,772)	               (18,287)
							------------		--------------		--------------
LOSS BEFORE PROVISION FOR INCOME TAXES	                    (631,791)	              (176,850)	              (808,641)

PROVISION FOR INCOME TAXES	 	                           			     -   	             -

NET LOSS	 					$   (631,791)	 	$     (176,850)	 	$     (808,641)
							------------		--------------		--------------
NET LOSS PER SHARE - BASIC AND DILUTED	                       (0.14)	                 (0.04)	                 (0.18)
							============		==============		==============
WEIGHTED AVERAGE COMMON EQUIVALENT
	SHARES OUTSTANDING - BASIC AND DILUTED	           4,500,000 	             4,500,000 	             4,500,000
							============		==============		==============


                            The accompanying notes are an integral part of these financial statements




                                                          GREENSTART INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENT OF CHANGES IN STOCKHOLDERS DEFICIT
                                      JUNE 12, 2007 (INCEPTION) THROUGH DECEMBER 31, 2007 AND
                                           FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2008


                                                                                       DEFICIT
                                                                                       ACCUMULATED
                                                                     ADDITIONAL        DURING
                                             COMMON STOCK            PAID-IN           DEVELOPMENT
                                       SHARES        PAR VALUE       CAPITAL           STAGE                TOTAL
				       ---------     ---------	     ----------	       -----------	    ----------

Balance, June 12, 2007 (inception)     4,500,000     $   4,500 	     $   (4,500)       $         -   	    $	     -

Transfer of intangible assets
   from Granite	Energy, Inc. to
   GreenStart, Inc.		               -   	     -   	 47,995 		 -   		47,995

Net loss		               	       -   	     -   	      -   	  (176,850)	      (176,850)
				       ---------     ---------	     ----------	       -----------	    ----------
Balance, December 31, 2007	       4,500,000 	 4,500 	 	 43,495 	  (176,850)	      (128,855)

Net loss 		               	       -   	     -   	      -   	  (631,791)	      (631,791)
				       ---------     ---------	     ----------	       -----------	    ----------
Balance, December 31, 2008 	       4,500,000     $   4,500 	     $   43,495        $  (808,641)	    $ (760,646)
				       =========     =========	     ==========	       ===========	    ==========


                             The accompanying notes are an integral part of these financial statements




                                                          GREENSTART INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                      STATEMENTS OF CASH FLOWS


                                                             TWELVE              JUNE 12, 2007          JUNE 12, 2007
                                                          MONTHS ENDED          (INCEPTION) TO          (INCEPTION) TO
                                                          DECEMBER 31,            DECEMBER 31,           DECEMBER 31,
                                                              2008                   2007                    2008
							  ------------		--------------		--------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss		 				  $   (631,791)		$     (176,850)		$     (808,641)
   Adjustment to reconcile net loss to net cash
     used in operating activities:
   Amortization		                  		        44,403 		        20,325 		        64,729
   Changes in operating liabilities:
   Increase (decrease) in:
   Accounts payable		                    	         6,058 		             - 		         6,058
   Accounts payable - related party		               323,033 		        10,500 		       333,533
   Accrued expenses - related party		                60,500 		         8,000 		        68,500
   Accrued interest - related party		                16,515 		         1,772 		        18,287
							  ------------		--------------		--------------
Net cash used in operating activities		              (181,282)		      (136,253)		      (317,534)
							  ------------		--------------		--------------
CASH FLOW FROM INVESTING ACTIVITIES:
   Payments for license rights		                             - 		       (40,812)		       (40,812)
							  ------------		--------------		--------------
Net cash used in investing activities		                     - 		       (40,812)		       (40,812)
							  ------------		--------------		--------------
CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from issuance of notes
      payable - related parties		                       166,841 		       191,558 		       358,399
							  ------------		--------------		--------------
Net cash provided by financing activities		       166,841 		       191,558 		       358,399
							  ------------		--------------		--------------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS		                 	       (14,440)		        14,493 		            53

CASH AND CASH EQUIVALENTS, Beginning of period		        14,493 		             - 		             -

CASH AND CASH EQUIVALENTS, End of period		 $          53 		$       14,493 		$           53
							 =============		==============		==============
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
   Cash paid during the period for:
   Interest		                          		     -   		     -   		     -
							 =============		==============		==============
   Income taxes		                          		     -   		     -   		     -
							 =============		==============		==============
   Non-cash investing and
       financing transactions:
   Purchase of patent with investment
       by parent company		 		 			$       47,995 		 $      47,995
							 =============		==============		==============

                             The accompanying notes are an integral part of these financial statements



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

On October 31, 2008, the Company's majority shareholder, Granite Energy, Inc. entered into a reorganization with Amerigo Energy, Inc. As a part of the reorganization, the interest in the Company that was held by Granite was transferred to Amerigo Energy, Inc. Amerigo Energy, Inc. is now the majority shareholder of the Company (see Note 5). The note payable formerly held by Granite Energy was transferred to Amerigo, Inc., a wholly-owned subsidiary of Amerigo Energy.

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

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet obligations on a timely basis and ultimately to attain profitability. The Company has obtained working capital through equity offerings and management plans to obtain additional funding through equity or debt financings in the future. The Company's majority shareholder has also funded the Company's operations with working capital advances; however, no directors, officers or shareholders have committed to fund the Company's operations or to make loans or other financing arrangements available to the Company. There is no assurance that the Company will be successful in its efforts to raise additional working capital or achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

IMPAIRMENT AND DISPOSAL OF LONG-LIVED ASSETS

The Company evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144
requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. No impairments were recognized during the years ended December 31, 2008 and 2007.

EARNINGS PER SHARE

SFAS 128, Earnings per Share, requires presentation of "basic" and "diluted" earnings per share on the face of the statements of operations for all entities with complex capital structures. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. At December 31, 2007 and December 31, 2008, the Company has options outstanding that could be exercised representing a total of 1,000,000 additional shares. All have been excluded from the weighted average share calculation because they would be anti-dilutive.

INCOME TAXES

The Company maintained a full valuation allowance on its net deferred tax assets as of December 31 2008. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, ("SFAS No. 109"), which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Expected future losses represented sufficient negative evidence under SFAS No. 109 and accordingly, a full valuation allowance was recorded against deferred tax assets. The Company intends to maintain a full valuation allowance on the deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. Deferred income tax liabilities and assets are determined based on the differences between the financial statement and income tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company is currently evaluating the impact of adopting SFAS 157 with respect to non-financial assets and non-financial liabilities, essentially goodwill and identifiable intangible assets, but does not believe the adoption will have a significant impact on the Company's financial statements. The provisions of SFAS 157 will be applied to non-financial assets and non-financial liabilities beginning March 1, 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133, as amended and interpreted, which requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity's financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about
(a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 iseffective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted. At September 30, 2008, the Company did not have any derivative instruments or hedging activities. Management is aware of the requirements of SFAS 161 and will disclose when appropriate.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. We are currently evaluating the impact FSP 142-3 will have on the useful lives of our intangible assets but do not expect it to have a material impact on our financial statements.

In May of 2008, the FASB issued Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles." This statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States. This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." This statement will require no changes in the Company's financial reporting practices.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

NOTE 3 - INTANGIBLE ASSETS

The Company currently has License Rights to patents from the University of Utah for technology that will be used with its gasification processes. In addition, certain intellectual property was acquired in a purchase of intangible assets of N-Tek by Granite Energy, a majority shareholder, and transferred to the Company. The Company amortizes the rights of the intangibles using the straight-line method over a contractual life of 2 years, which limits their useful life. The historical cost of the intangible assets was $88,807. Accumulated amortization totaled $20,325 and $64,729 for the periods ended December 31, 2007 and December 31, 2008, respectively.

NOTE 4 - INCOME TAXES

A reconciliation of U.S. statutory federal income tax rate to the effective rate as follows:

                                                             June 12, 2007
                                          For The Twelve     (Inception)
                                          Months Ended       Through
                                          December 31, 2008  December 31, 2007
					  -----------------  -----------------
U.S. statutory federal rate, graduated               36.21%             29.03%
State income tax rate, net of federal                 3.19%              3.55%
Net operating loss (NOL) for which
     no tax benefit is currently available          (39.40%)           (32.58%)
					  -----------------  -----------------
                                                      0.00%              0.00%
					  =================  =================



At December 31, 2008, deferred tax assets consisted of a net tax asset of $306,534, due to operating loss carryforward of $808,642, which was fully allowed for, in the valuation allowance of $306,534. The valuation allowance offsets the net deferred tax asset for which it is more likely than not that the deferred tax assets will not be realized. The change in the valuation allowance for the year ended December 31, 2008 totaled $248,919. The net operating loss carryforward expires through the year 2028.

At December 31, 2007, deferred tax assets consisted of a net tax asset of $57,615, due to operating loss carryforwards of $176,850, which was fully allowed for, in the valuation allowance of $57,615. The valuation allowance offsets the net deferred tax asset for which it is more likely than not that the deferred tax assets will not be realized. The change in the valuation allowance for the period ended December 31, 2007 totaled $57,615.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

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

On October 31, 2008, Granite Energy entered into a reorganization with Amerigo Energy, Inc. As a part of the reorganization, Granite's interest in the Company was transferred to Amerigo Energy, Inc. Amerigo Energy is now the majority shareholder of the Company's Common Stock and as of December 31, 2008 holds 3,073,036 shares or 68.29% of our outstanding common stock.

As of December 31, 2007 and December 31, 2008 4,500,000 shares were issued and outstanding.

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

A summary of changes in the number of stock options outstanding for the period ended December 31, 2007 and the year ended December 31, 2008 are as follows:


                                                       Weighted     Weighted
                                                       Average      Average
                                                       Exercise     Remaining       Aggregate
                                          Number of    Price        Contractual     Intrinsic
                                            Shares     Per Share    Life            Value
					  ---------    ---------    -----------	    ---------
Outstanding at June 12, 2007 (inception)    	  -            -            N/A
Granted                                   1,000,000    $    0.46     5.00 years     $       -
Exercised                                   	  -            -            N/A             -
Cancelled/Expired                           	  -            -            N/A             -
					  ---------    ---------    -----------	    ---------
Outstanding at December 31, 2007          1,000,000    $    0.46     4.83 years     $       -
					  =========    =========    ===========	    =========
Granted                                     	  -            -            N/A             -
Exercised                                   	  -            -            N/A             -
Cancelled/Expired                           	  -            -            N/A             -
					  ---------    ---------    -----------	    ---------
Outstanding at December 31, 2008          1,000,000    $    0.46     3.83 years     $       -
					  =========    =========    ===========	    =========
Exercisable at December 31, 2007          1,000,000    $    0.46     4.83 years     $       -
					  =========    =========    ===========	    =========
Exercisable at December 31, 2008          1,000,000    $    0.46     3.83 years     $       -
					  =========    =========    ===========	    =========



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

Outstanding options at December 31, 2008 had a weighted average remaining contractual life of 3.83 years with an aggregate intrinsic value of $-0-. Exercisable options at December 31, 2008 also had a weighted average remaining contractual life of 3.83 years with an aggregate intrinsic value of $-0-.

The Black-Scholes option-pricing model was used in determining the fair value of each option grant. Assumptions used in the Black-Scholes model are presented below:


Risk-free interest rate                    3.45%

Dividend yield                             0.00%

Volatility factor                        50.000%

Weighted average expected life        3.83 years

On November 1, 2007, the Board also approved the issuance of an additional 1,100,000 options to three of the Company's officers. The options are to be granted once the Company's common stock is accepted for trading on Over-the-Counter Bulletin Board (OTCBB), NASDAQ (Small Cap), American Stock Exchange or other recognized stock exchange. As of the date of this filing the Company is still in the process of being listed on the OTCBB.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company had issued a note payable to its former majority shareholder (Granite), totaling $191,558 as of December 31, 2007. As part of a reorganization of Granite, the note has been transferred to Amerigo, Inc., a wholly-owned subsidiary of our majority shareholder Amerigo Energy, Inc. As of December 31, 2008 the balance on that note was $356,271. This obligation is due on demand and accrues interest at 6% annually. The accrued interest on this loan totaled $1,772 and $18,287, respectively, at December 31, 2007 and December 31, 2008. The amounts are considered short term due to the demand status of the note. Please refer to Note 1 for more information on the transfer of the liability.

The Company has issued a note payable to Amerigo, Inc., the wholly-owned subsidiary of its current majority shareholder, Amerigo Energy, Inc., totaling $0 and $2,129, respectively, as of December 31, 2007 and December 31, 2008. This obligation is due on demand and accrues interest at 6% annually. The accrued interest on this loan totaled $0 and $0, respectively, at December 31, 2007 and December 31, 2008. The amounts are considered short term due to the demand status of the note.

Effective October 1, 2007, the Company entered into a consulting agreement with a firm controlled by the Company's Chief Executive Officer for a fee of $3,500 per month. The consulting firm has been engaged to assist in organizing and completing the process of filing a registration statement and other filings with the Securities and Exchange Commission. The Company owed the firm $10,500 and $52,500, respectively, as of December 31, 2007 and December 31, 2008, which are included as part of Accounts payable - related party in the accompanying financial statements. The remainder of the Accounts Payable- related party is inclusive of $1,205 due to a related party firm for filing services of SEC filings and $1,065 due to our majority shareholder for the payment of insurance premiums that had not been accounted for in the quarter end note payable.

During the fourth quarter of 2008, an entity by the name of Green N-ergy Corporation (formed in the State of Utah on September 15, 2008) paid a liability in the amount of $278,763 which was due to Peterson, Inc. Green N-ergy Corporation is an entity controlled by the father of our President, Morris Ebeling, Jr. The liability has been kept as an account payable to Green N-ergy Corporation. As of April 2009, the Company and Mr. Ebeling Sr. have not reached an agreement on what Mr. Ebeling Sr. and his company will receive in exchange for the settling of that liability. Management is still in talks with him as to determine an equitable solution for all parties.

As of December 31, 2007 and December 31, 2008, the Company owed two directors and President a total of $8,000 and $68,500, respectively, for services provided related to their respective offices held or according to agreements since inception. The obligations are included in the accompanying financial statements as Accrued expenses - related parties.


NOTE 8 - CHANGE IN BOARD OF DIRECTORS

On March 31, 2008 Bruce Lybbert resigned as Director for the Company. Mr. Lybbert's resignation did not involve any disagreement with the Company, its officers or directors. The Board of Directors has no immediate plans to fill the Director position in the near future.


WHERE YOU CAN FIND ADDITIONAL INFORMATION

We have filed with the Securities and Exchange Commission this Form 10-K (Commission File Number 000-53215) registration statement, including exhibits, under the Securities Act. You may read and copy all or any portion of the registration statement or any reports, statements or other information in the files at SEC's Public Reference Room located at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m.

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

We maintain a website at www.greenstartenergy.com. Our website and the information contained on that site, or connected to that site, is not part of or incorporated by reference into this prospectus.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not changed accountants since its formation and there are no disagreements with the findings of its accountants.

ITEM 8A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and our Principal Accounting and Financial Officer (collectively, the "Certifying Officers") are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

As required by Rule 13a-15 under the Exchange Act, our management, including, our Chief Executive Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on that evaluation, management concluded that as of December 31, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

INTERNAL CONTROLS OVER FINANCIAL REPORTING

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test our internal control over financial reporting and include in this Annual Report on Form 10-KSB a report on management's assessment of the effectiveness of our internal control over financial reporting, and to delineate any material weakness in our internal control. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is not effective, as of December 31, 2008. In that regard, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2008.

1. Lack of Effective Corporate Governance Policies and Procedures.

Independent Directors. We failed to require that a majority of our directors be independent or to define the requirements for independence.

Committees of the Board. We failed to create and appoint member to essential board committees to oversee the managerial, operational and financial aspect of the Company's business.

We did not establish an Audit Committee to (i) appoint the independent registered public accounting firm for the Company and monitor the performance of such firm, (ii) review and approve the scope and results of the annual audits, (iii) evaluate, with the independent registered public accounting firm, the Company's annual audit of the financial statements and audit of internal control over financial reporting, (iv) monitor the performance of the Company's internal audit function, (v) review, with management, the annual and quarterly financial statements, (vi) review, with management, the status of internal control over financial reporting, (vii) review and maintain procedures for the anonymous submission of complaints concerning accounting and auditing irregularities, (viii) review problem areas having a potential financial impact on the Company, which may be brought to its attention by management, the independent registered public accounting firm or the Board, and (ix) to preapprove all non-audit related services provided by the independent registered public accounting firm and the independent registered public accounting firm's fees for services rendered to the Company.

We did not establish a Compensation Committee to (i) review and make determinations with respect to matters having to do with the compensation of executive officers and Directors of the Company and (ii) administer certain plans relating to the compensation of officers and Directors.

We  did  not  establish  a  Nominating  and Corporate Governance  Committee  to
(i)identify persons for future nomination for election to the Board of Directors, (ii) approve and adopt corporate governance guidelines, including qualifications of potential directors (iii) oversee an annual self-evaluation conducted by the Board in order to determine whether the Board and its Committees are functioning effectively, (iv) oversee individual Director self-assessments in connection with the evaluation of such Director for purposes of making a recommendation to the Board as to the persons who should be nominated for election or re- election.

Conflicts of Interest. We failed to adopt a conflict of interest policy to insure that (i) officers and directors are, so long as they are officers or directors of the Company, subject to the restriction that all opportunities contemplated by our plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to the Company, (ii) a breach of this requirement will be a breach of the fiduciary duties of the officer or director, and that (iii) officers and directors shall abstain from negotiating and voting upon the opportunity.


2. Lack of Effective Control in Certain Accounting Areas. There were not effective financial reporting controls in certain areas that could lead to inaccurate financial reporting, including: (i) financial personnel have the ability to change account structures without approval (ii) general ledger journal entries are not always approved or reviewed prior to entry, and (iii) accounting staff employees with payable responsibilities also have access to vendor maintenance controls.

3. Lack of Sufficient Segregation of Authority and Duties. We have not maintained sufficient segregation of duties or responsibilities, as evidenced by executive officers (i) having the ability to purchase and receive goods,
(ii) assuming payables activities without verification or maintenance of vendor controls by others, (iii) holding multiple executive positions simultaneously, and (iv) having the ability to negotiate contracts with third parties in which they have an interest, without conflict of interest or oversight control by the Board of Directors. In addition, the Company lacked a Board of Directors with a majority of independent directors.


REMEDIATION OF MATERIAL WEAKNESSES

1. Implementation of Effective Corporate Governance Policies and Procedures.

Independent Directors. Our management is currently considering the desire to appoint independent directors, as defined in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market. Since our Company is currently limited in its resources and business transactions, management believes that the implementation of additional directors may not be reasonably feasible.

Committees of the Board. The Board has not established an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee, or an Executive Committee. Management currently believes that the creation of these committees is not reasonably feasible.

Conflicts of Interest. The Board has not established a Conflicts of Interest policy, which would effectively addresses the identification of and process for conflicts prohibition and resolution thereof in an effective and orderly fashion. The Company currently has one sole officer and director and does not feel as though creating such a committee would be necessary at this time.

2. At this time, management has evaluated the need for additional accounting personnel to implement segregation of duties but found that this solution would be expensive and inefficient since the Company has so few transactions that two accounting personnel would be excessive.


3. Segregation of Authority and Duties. Management has evaluated the requirement for increased segregation of authority and duties and has made the conclusion that implementing such changes would not be reasonably feasible, given the status of the Company at this time.

Management is committed to continuing efforts aimed at improving the design adequacy and operational effectiveness of its system of internal controls. The remediation efforts noted above will be subject to our continuing internal control assessment, testing and evaluation process.

ATTESTATION

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

ITEM 8B. OTHER INFORMATION

We have no information that we would have been required to disclose in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE


(a) Identification of Directors and Executive Officers.

(1)                     (1)     (2)             (3)
Name                    Age     Term*           Served
----                    ---     --------        ------------------
Jason F. Griffith        32     Annually        Elected Since 2007
CFO/CEO/Director

Morris K. Ebeling, Jr.   42     Annually        Elected Since 2007
President/Chairman

S. Matthew Schultz       40     Annually        Elected Since 2007
Director



*All directors hold office until the next annual meeting of the stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

The following is a brief description of the business background of the directors and executive officers of the Company:

MORRIS K. EBELING, JR. - PRESIDENT/CHAIRMAN OF THE BOARD

Mr. Ebeling, Jr. has been with the Company since its beginning in June, 2007. Mr. Ebeling, Jr. joined Granite in March of 2007 to head the Company's Energy Division and became President of the Company in June of 2007.. Prior to joining Granite, Mr. Ebeling, Jr. was involved in the development and financing of various mining and energy projects. Mit's corporation owns the office building which provides N-Tek office and warehouse space, and funded the fabrication of the first N-Tek Gasifier that proved this magnificent technology to be successful and viable. He helped create and fund a company that developed Power Factor Correction units to help manufacturing facilities save energy and money. Mit was also successful in securing the financing for the purchase and subsequent sale of the famous U.S Grant Gold mine and Milling facility in Virginia City, Montana. Mr. Ebeling, Jr. received his education at the University of Utah, and has a BS Degree in Economics, and a minor in Business Management.

JASON F. GRIFFITH - CEO/CFO/DIRECTOR

Since the Company's evolution in June 2007, Mr. Griffith has served as its Chief Executive Officer, Chief Financial Officer as well as a member of the Board of Directors. Mr. Griffith currently serves as the Chief Financial
Officer and on the Board of Directors of Amerigo Energy, Inc. and his experience includes having served as a chief financial officer for five other publicly traded companies. Mr. Griffith has additional experience in public accounting, which includes being the managing partner of a CPA firm in Henderson, Nevada from June 2002 to 2008, as well as being the accounting manager for another accounting firm in Henderson, Nevada from August 2001 through June 2002. Mr. Griffith was previously associated with Arthur Andersen in Memphis, Tennessee from December 1998 until his move to Nevada in 2001. Prior to joining Arthur Andersen, Mr. Griffith was pursuing and completed his undergraduate and masters degree in accounting from Rhodes College in Memphis, Tennessee. He is a licensed certified public accountant in Nevada, Tennessee, and Georgia. Mr. Griffith is a member of the American Institute of Certified Public Accountants, the Association of Certified Fraud Examiners and the Institute of Management Accountants, along with being a member of the Nevada and Tennessee State Societies of CPAs.

S. MATTHEW SCHULTZ - DIRECTOR

Since the Company began in June 2007, Mr. Schultz has served as on its Board of Directors. Mr. Schultz is also currently the Chief Executive Officer and Director of Amerigo Energy, Inc. Mr. Schultz, a founder of Granite Energy, has served on Granite 's Board of Directors since the Company's December 2005 transformation into an oil and gas company and has served as its chief executive officer from August 2006 until December 2008. From April of 2003 to the present, Mr. Schultz has been president of Wexford Capital Ventures, Inc., a Utah-based strategic financial consulting firm. Wexford Capital provides boutique investment banking services for micro-cap and small- cap companies and has been instrumental in assisting several companies in initial public offerings and strategic planning. Mr. Schultz has been instrumental in developing investor awareness and participation for numerous publicly traded companies, and assisted in private placement offerings in both the United States and abroad. From 1999 to 2003, Mr. Schultz was the chairman of Pali Financial Group, Inc., an investment banking firm specializing in small cap securities. He also served as the vice-president of the Utah Consumer Lending Association during 1998-1999. Mr. Schultz studied finance and management at the University of Wyoming and Weber University.

BOARD OF DIRECTORS; ELECTION OF OFFICERS

All directors hold their office until the next annual meeting of shareholders or until their successors are duly elected and qualified. Any vacancy occurring in the board of directors may be filled by the shareholders, the board of directors, or if the directors remaining in the office constitute less than a quorum of the board of directors, they may fill the vacancy by the affirmative vote of a majority of the directors remaining in office. A director elected to fill a vacancy is elected for the unexpired term of his predecessor in office. Any directorship filled by reason of an increase in the number of directors shall expire at the next shareholders' meeting in which directors are elected, unless the vacancy is filled by the shareholders, in which case the terms shall expiree on the later of (i) the next meeting of the shareholders or (ii) the term designated for the director at the time of creation of the position being filled.

DIRECTOR INDEPENDENCE

Our stock is not quoted on any stock exchange or on the NASDAQ market system. As such, we are not subject to any director independence requirements. We have no independent directors at this time.

BOARD COMMITTEES

In light of our small size and our early development stage, and the fact that we have only three director, our board has not yet designated a nominating committee, an audit committee, a compensation committee, or committees performing similar functions. The board intends to designate one or more such committees when practicable.

Our board of directors intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by Sarbanes-Oxley and any applicable national securities exchanges. Therefore, we intend that a majority of our directors will eventually be independent directors and at least one director will qualify as an "audit committee financial expert" within the meaning of Item 407(d)(5) of Regulation S-B, as promulgated by the SEC. Additionally, our board of directors is expected to appoint an audit committee, nominating committee and compensation committee and to adopt charters relative to each such committee. Until further determination by the board of directors, the full board of directors will undertake the duties of the audit committee, compensation committee and nominating committee. We do not currently have an "audit committee financial expert" since we currently do not have an audit committee in place.

CODE OF ETHICS

The Company has not adopted a Code of Ethics for its principal executive and financial officers. Due to the Company's limited operations the Company's Board of Directors does not believe a code of ethics is necessary at this time. The Company's Board of Directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate. In the meantime, the Company's management intends to promote honest and ethical conduct, full and fair disclosures in its reports with the SEC, and compliance with the applicable governmental laws and regulations.

ITEM 10. EXECUTIVE COMPENSATION

CASH COMPENSATION.

The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the periods indicated to its directors and executive officers:

SUMMARY COMPENSATION TABLE


                       Fiscal
                        Year    Salary   Bonus    Other    Compensation
		       ------  --------  -----    -----    ------------
Morris K. Ebeling. Jr.  2007   $ 30,000	 $   -    $   -    $          -
President/Chairman      2008     47,500      -        -               -

Jason F. Griffith       2007          -      -        -               -
CEO/CFO/Director        2008          -      -        -               -

S. Matthew Schultz      2007          -      -        -               -
Director                2008          -      -        -               -



Mr. Ebeling, Jr. and Mr. Griffith each have Executive Compensation Agreements in effect with the Company, approved by the Board of Directors. These Agreements are for the basic salary of $60,000 per annum for Mr. Ebeling, Jr., $24,000 per annum for Mr. Griffith. Benefits include medical and dental coverage for Mr. Ebeling, Jr. and Mr. Griffith and their families; disability coverage; vacation; automobile or allowance for automobile; and a death benefit. These employment contracts may be terminated for cause, and they provide for payments to the executive in the event there is a change of control of the Company which adversely affects their employment. Mr. Ebeling, Jr. and Mr. Griffith have agreed to waive all or partial benefits from their
compensation   agreements   until   the   Company's   revenue   supports  these
expenditures.

Mr. Schultz has a consulting agreement that provides for the amount of $2,000 per month for consulting services. See Note 7 for related party disclosures.

Mr. Ebeling, Jr., Mr. Griffith, and Mr. Schultz are also entitled to participate in the Company's Key Employee Stock Option Plan which has been authorized by the Board of Directors and implemented as of November 1, 2007. As of the year ended December 31, 2008, the Company had not issued various stock options and warrants to employees and others other than those stated below.

The following table sets forth the options granted in 2007 to each of the directors and executive officers:

OPTION/SAR GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS):


                                       Percent of
                        Number of      Total
                        Underlying     Options/SARS  Exercise or
                        Options/SARS   Granted to    base price   Expiration
Name                    Granted        Employees     ($/share)    Date
----			------------   ------------  -----------  -----------
Morris K. Ebeling, Jr.       300,000          14.3%         0.46   10/31/2012
Jason F. Griffith            300,000          14.3%         0.46   10/31/2012
S. Matthew Schultz           300,000          14.3%         0.46   10/31/2012



Mr. Griffith, and Mr. Schultz, have options to purchase a total of 1,000,000 shares of the Common Stock at $.50 at the time GreenStart's Common Stock is accepted for trading on the Over the Counter Bulletin Board, NASDAQ (Small cap), American Stock Exchange or other recognized stock exchange; anytime before October 31, 2012. These are not included in the table above because they have not been issued as of the date of this report. They are conditional upon the Company's common stock being accepted for trading on a recognized stock exchange.

There were no options exercised by the directors and executive officers during the fiscal year ended December 31, 2007 or December 31, 2008.

There were options issued to officers in November of 2007. Compensation cost for options granted was calculated under the fair value method in accordance with SFAS No. 123R. Total stock-based compensation cost was $-0- for the period ended September 30, 2007. The options expire in October 2012 and are exercisable at $0.46 per share.

See Note 6 in the notes to the financial statements for a schedule of activity relating to the Company's stock options and warrants.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security Ownership of Certain Beneficial Owners as of December 31, 2008


Title of   Name and Address          Amount and Nature       Percent of
 Class    of Beneficial Owner     of Beneficial Ownership       Class
  (1)             (2)                       (3)                  (4)
--------  ----------------------- -----------------------    ----------
Common    Amerigo Energy, Inc.       majority shareholder        68.29%
          2580 Anthem Village Dr.               3,073,036
          Henderson, NV 89052

 (b) Security Ownership of Management

The following table sets forth the share holdings of the Company's directors and executive officers as of December 31, 2008, with these computations based upon 4,500,000 shares of Common Stock being outstanding and 1,000,000 stock options outstanding but not exercised.


Title of   Name and Address             Amount and Nature     Percent of
 Class    of Beneficial Owner        of Beneficial Ownership     Class
  (1)             (2)                          (3)                (4)
--------  -------------------	     -----------------------  ----------
Common    Jason F. Griffith          CEO/CFO/Director           9.68%
          2580 Anthem Village Dr.                             532,653(1)
          Henderson, NV 89052

Common    Morris K. Ebeling          President/Chairman         5.49%
          161 N. Main Street                                  302,222(2)
          Bountiful, UT 84010

Common    S. Matthew Schultz         Director                  11.84%
          161 N. Main Street                                  651,110(3)
          Bountiful, UT 84010



(1) 232,653 of these shares are indirectly owned by a trust controlled by Mr. Griffith and his wife. Also includes 300,000 options issued November 1, 2007 with an exercise price of $0.46 that expire on October 31, 2012.

(2) Includes 300,000 options issued November 1, 2007 with an exercise price of $0.46 that expire on October 31, 2012.

(3) Of this amount, 177,777 shares are indirectly owned by a corporation controlled by Mr. Schultz's wife, SS Investments, Inc. Also includes 300,000 options issued November 1, 2007 with an exercise price of $0.46 that expire on October 31, 2012.

Common Officers and Directors 1,485,985* shares 33.02% as a Group, including stock options granted but not yet exercised.

* of these shares, 572,652 (6.652%) are indirectly owned

* Mr. Griffith, Mr. Ebeling, Jr., and Mr. Schultz have options to purchase a total of 900,000 shares of the Company's Common Stock at $0.46; any time before October 31, 2012.

* Mr. Griffith, and Mr. Schultz, have options to purchase a total of 1,000,000 shares of the Common Stock at $.50 at the time GreenStart's Common Stock is accepted for trading on the Over the Counter Bulletin Board, NASDAQ (Small cap), American Stock Exchange or other recognized stock exchange; anytime before October 31, 2012.

Management has no knowledge of the existence of any arrangements or pledges of the Company's securities which may result in a change in control of the Company.

ITEM   12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS   AND   DIRECTOR
INDEPENDENCE

The Company had issued a note payable to its former majority shareholder (Granite), totaling $191,558 and $358,820, respectively, as of December 31, 2007 and December 31, 2008. The note was subsequently transferred to Amerigo, Inc., the whole-owned subsidiary of our new majority shareholder, Amerigo Energy, Inc. as part of a reorganization agreement entered into on October 31, 2008. This obligation is due on demand and accrues interest at 6% annually. The accrued interest on this loan totaled $1,772 and $18,287, respectively, at December 31, 2007 and December 31, 2008. The amounts are considered short term due to the demand status of the note.

The Company has issued a note payable to Amerigo, Inc., the wholly-owned subsidiary of its current majority shareholder, Amerigo Energy, Inc., totaling $0 and $2,129, respectively, as of December 31, 2007 and December 31, 2008. This obligation is due on demand and accrues interest at 6% annually. The accrued interest on this loan totaled $0 and $0, respectively, at December 31, 2007 and December 31, 2008. The amounts are considered short term due to the demand status of the note.

Effective October 1, 2007, the Company entered into a consulting agreement with a firm controlled by the Company's Chief Executive Officer for a fee of $3,500 per month. The consulting firm has been engaged to assist in organizing and completing the process of filing a registration statement and other filings with the Securities and Exchange Commission. The Company owed the firm $10,500 and $52,500, respectively, as of December 31, 2007 and December 31, 2008, which are included as part of Accounts payable - related party in the accompanying financial statements. The remainder of the Accounts Payable- related party is inclusive of $1,205 due to a related party firm for filing services of SEC filings and $1,065 due to our majority shareholder for the payment of insurance premiums that had not been accounted for in the quarter end note payable.

During the fourth quarter of 2008, an entity by the name of Green N-ergy Corporation (formed in the State of Utah on September 15, 2008) paid a liability in the amount of $278,763 which was due to Peterson, Inc. Green N-ergy Corporation is an entity controlled by the father of our President, Morris Ebeling, Jr. The liability has been kept as an account payable to Green N-ergy Corporation. As of April 2009, the Company and Mr. Ebeling Sr. have not reached an agreement on what Mr. Ebeling Sr. and his company will receive in exchange for the settling of that liability. Management is still in talks with him as to determine an equitable solution for all parties.

As of December 31, 2007 and December 31, 2008, the Company owed two directors and President a total of $8,000 and $68,500, respectively, for services provided related to their respective offices held or according to agreements since inception. The obligations are included in the accompanying financial statements as Accrued expenses - related parties.



REVIEW AND APPROVAL OF RELATED PARTY TRANSACTIONS

The board of directors reviews and approves transactions with directors, officers, and holders of more than 5% of our voting securities and their affiliates, or each, a related party. Prior to board consideration of a transaction with a related party, the material facts as to the related party's relationship or interest in the transaction are disclosed to the board, and the transaction is not considered approved by the board unless a majority of the directors who are not interested in the transaction approve the transaction. Further, when stockholders are entitled to vote on a transaction with a related party, the material facts of the related party's relationship or interest in the transaction are disclosed to the stockholders, who must approve the transaction in good faith.


ITEM 13. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT AND NON-AUDIT FEES


                          Fiscal Year Ended
                             December 31,
                          2008         2007
			  -------    ------
Audit fees         	  $ 8,120    $    -

Audit related fees            -           -

Tax fees                      -           -

All other fees                -           -




PRE APPROVAL OF SERVICES BY THE INDEPENDENT AUDITOR

The Board of Directors has established policies and procedures for the approval and pre approval of audit services and permitted non-audit services. The Board has the responsibility to engage and terminate the Company's independent registered public accountants, to pre-approve their performance of audit services and permitted non-audit services and to review with the Company's independent registered public accountants their fees and plans for all auditing services. All services provided by and fees paid to Cordovano and Honeck, LLP were pre-approved by the Board of Directors.

PART IV

ITEM 14. EXHIBITS

31.1 Certification of our Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section
1350)


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2009


By: /s/ Jason F. Griffith
    ---------------------
    Jason F. Griffith
    Chief Executive Officer,
    Chief Financial Officer,
    Principal Accounting Officer,
    and Director



By: /s/ S. Matthew Schultz
    ----------------------
    S. Matthew Schultz
    Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2009


By: /s/ Jason F. Griffith
    ---------------------
    Jason F. Griffith
    Chief Executive Officer,
    Chief Financial Officer,
    Principal Accounting Officer,
    and Director



By: /s/ S. Matthew Schultz
    ----------------------
    S. Matthew Schultz
    Director