Form 10-Q
period 2009-03-31
GreenStart, Inc.
filed 2009-05-14
CIK 1414630

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

                             EXCHANGE ACT OF 1934

                For the quarterly period ended: March 31, 2009

                               GREENSTART, INC.
		    ---------------------------------------
                    (Exact name of small business issuer as
                           specified in its charter)


                     Nevada                  	    26-0678509
        ---------------------------------       -------------------
	(State or other jurisdiction		(I.R.S. Employer
	of incorporation or organization)	Identification No.)


                              161 N. Main Street
                              Bountiful, UT 84010
	      ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

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

4,500,000 shares of common stock, $0.001 par value, as of May 13, 2009

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES [ ] NO [X]

                                   FORM 10-Q

                              TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
      ITEM 1.  FINANCIAL STATEMENTS..............................................1
             Condensed Balance Sheets..........................................F-1
             Condensed Statements of Operations (Unaudited)....................F-2
             Condensed Statements of Cash Flows (Unaudited)....................F-3
             Condensed Statements of Stockholder's Deficit (Unaudited).........F-4
             Notes to Condensed Financial Statements(Unaudited)..................5
      ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS  OF  FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS................................ 9
      ITEM 3.  CONTROLS AND PROCEDURES..........................................10


PART II - OTHER INFORMATION
      ITEM 1.  LEGAL PROCEEDINGS................................................12
      ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS........................12
      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................12
      ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY
               HOLDERS..........................................................12
      ITEM 5.  OTHER INFORMATION................................................12
      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................12

SIGNATURE.......................................................................13

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                                          GREENSTART INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                      CONDENSED BALANCE SHEETS

 								     As of		      As of
								March 31, 2008		December 31, 2008
								  (Unaudited)		    (Audited)
								--------------		-----------------

CURRENT ASSETS
	Cash and cash equivalents	 			$          563 	 	$              53
								--------------		-----------------
TOTAL CURRENT ASSETS	                            			   563 	                       53

INTANGIBLE ASSETS
	License rights, net of accumulated
	amortization of $75,830 and $64,729,
	respectively							12,977 	                   24,078
								--------------		-----------------
TOTAL ASSETS	 						$       13,540 	 	$          24,131
								==============		=================
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
	Accounts payable	 				$       11,350 	 	$           6,058
	Accounts payable - related parties	                       343,683 	                  333,533
	Accrued expenses - related parties	                        80,500 	                   68,500
	Accrued interest - related parties	                        23,671 	                   18,287
	Notes payable - related parties	                    	       365,045 	                  358,399
								--------------		-----------------
TOTAL CURRENT LIABILITIES	                     		       824,249 	                  784,777
								--------------		-----------------
STOCKHOLDERS' DEFICIT
	Common stock; $0.001 par value; 100,000,000
	shares authorized; 4,500,000 shares issued
	and outstanding. 3/31/2009 (unaudited) and
	12/31/2008							 4,500 	                    4,500
	Additional paid-in capital	                       	        43,495 	                   43,495
	Deficit accumulated during development stage	              (858,704)	                 (808,641)
								--------------		-----------------
TOTAL STOCKHOLDERS' DEFICIT	                   		      (810,709)	                 (760,646)
								--------------		-----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	 		$       13,540 	 	$          24,131
								==============		=================

                The accompanying notes are an integral part of these condensed financial statements
                                                       F-1










                                                         GREENSTART INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                CONDENSED STATEMENTS OF OPERATIONS

                                            		   THREE		   THREE		JUNE 12, 2007
                                         		MONTHS ENDED		MONTHS ENDED		(INCEPTION) TO
                                          		  MARCH 31,		 MARCH 31,		  MARCH 31,
                                             		   2009			   2008			    2009
                                         		(UNAUDITED)		(UNAUDITED)		 (UNAUDITED)
							-----------		------------		--------------
OPERATING EXPENSES
	General and administrative			$    33,578 		      76,985 		$      393,718
	Amortization		                             11,101 		      11,101 		        75,829
	Research & Development		                          - 		           -   		       365,486
							-----------		------------		--------------
TOTAL OPERATING EXPENSES		                     44,679 		      88,086 		       835,033
							-----------		------------		--------------
LOSS FROM OPERATIONS		                            (44,679)		     (88,086)		      (835,033)
							-----------		------------		--------------
OTHER EXPENSES:
	Interest expense		                     (5,384)		      (2,816)		       (23,671)
							-----------		------------		--------------
TOTAL OTHER EXPENSE		                             (5,384)		      (2,816)		       (23,671)
							-----------		------------		--------------
LOSS BEFORE PROVISION FOR INCOME TAXES		            (50,063)		     (90,902)		      (858,704)

PROVISION FOR INCOME TAXES		 		 		                   			     -
							-----------		------------		--------------
NET LOSS		 				$   (50,063)		     (90,902)		$     (858,704)
							===========		============		==============
NET LOSS PER SHARE - BASIC AND DILUTED		              (0.01)		       (0.02)		         (0.19)
							===========		============		==============
WEIGHTED AVERAGE COMMON EQUIVALENT
	SHARES OUTSTANDING - BASIC AND DILUTED		  4,500,000 		   4,500,000 		     4,500,000
							===========		============		==============


                The accompanying notes are an integral part of these condensed financial statements
                                                               F-2


                                                         GREENSTART INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                      CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS DEFICIT
							   (Unaudited)

                                                                                      DEFICIT
                                                                                      ACCUMULATED
                                                                ADDITIONAL            DURING
                                   COMMON STOCK                 PAID-IN               DEVELOPMENT
                            SHARES          PAR VALUE           CAPITAL               STAGE              TOTAL
			    ---------	    ---------		----------	      -----------	 ----------

BALANCE, DECEMBER 31,       4,500,000       $   4,500      	$   43,495    	      $  (808,641)       $ (760,646)
2008
			    =========	    =========		==========	      ===========	 ==========
Net loss			    -               -                    -                (50,063)          (50,063)
			    ---------	    ---------		----------	      -----------	 ----------
BALANCE, MARCH 31, 2009     4,500,000       $   4,500           $   43,495    	      $  (858,704)    	 $ (810,709)
			    =========	    =========		==========	      ===========	 ==========


                The accompanying notes are an integral part of these condensed financial statements
                                                               F-3



                                                         GREENSTART INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                CONDENSED STATEMENTS OF CASH FLOWS

                                                               THREE                   THREE              JUNE 12, 2007
                                                            MONTHS ENDED            MONTHS ENDED          (INCEPTION) TO
                                                             MARCH 31,                MARCH 31,             MARCH 31,
                                                                2009                    2008                   2009
                                                            (UNAUDITED)             (UNAUDITED)            (UNAUDITED)
							    ------------	    ------------	  --------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                                 $    (50,063) 	    $    (90,902)  	  $     (858,704)
   Adjustment to reconcile net loss to net cash
       used in operating activities:
       Amortization                                               11,101                  11,101                  75,830
   Changes in operating liabilities:
   Increase (decrease) in:
       Accounts payable                                           11,350					   5,292
       Accounts payable - related party                           10,150                  10,500                 343,683
       Accrued expenses - related party                           12,000                  12,000                  80,500
       Accrued interest - related party                            5,384                   2,815                  23,671
							    ------------	    ------------	  --------------
Net cash used in operating activities                             (6,136)                (54,486)               (323,670)
							    ------------	    ------------	  --------------
CASH FLOW FROM INVESTING ACTIVITIES:
   Payments for license rights                                                                                   (40,812)
							    ------------	    ------------	  --------------
Net cash used in investing activities				       -                       -                 (40,812)
							    ------------	    ------------	  --------------
CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from issuance of notes payable - related        $      6,646                  40,132                 365,045
   parties
							    ------------	    ------------	  --------------
Net cash provided by financing activities                                                 40,132                 365,045
							    ------------	    ------------	  --------------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS
                                                                     510                 (14,354)                    563

CASH AND CASH EQUIVALENTS, Beginning of period                        53                  14,493		       -
							    ------------	    ------------	  --------------
CASH AND CASH EQUIVALENTS, End of period                    $	     563            $	     139          $	     563

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
       Interest							       -                       -                       -
							    ============	    ============	  ==============
       Income taxes						       -                       -                       -
							    ============	    ============	  ==============
   Non-cash investing and financing transactions:
       Purchase of patent with investment by parent        						  $       47,995
       company
							    ============	    ============	  ==============


                The accompanying notes are an integral part of these condensed financial statements
                                                               F-4


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

The accompanying unaudited interim financial statements include all adjustments, which in the opinion of management, are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in our annual financial statements for the year ended December 31, 2008 included in Form 10-K. Operating results for the periods ended March 31, 2009, are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

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

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet obligations on a timely basis and ultimately to attain profitability. The Company has obtained working capital through equity offerings and management plans to obtain additional funding through equity or debt financings in the future. The Company's majority shareholder (Amerigo Energy, Inc.) has also funded the Company's operations with working capital advances; however, no directors, officers or shareholders have committed to fund the Company's operations or to make loans or other financing arrangements available to the Company. There is no assurance that the Company will be successful in its efforts to raise additional working capital or achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

IMPAIRMENT AND DISPOSAL OF LONG-LIVED ASSETS

The Company evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144
requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. No impairments were recognized during the year ended December 31, 2008 or the three months ended March 31, 2009 respectively.

EARNINGS PER SHARE

SFAS 128, Earnings per Share, requires presentation of "basic" and "diluted" earnings per share on the face of the statements of operations for all entities with complex capital structures. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. At December 31, 2008 and March 31, 2009 (unaudited), the Company has options outstanding that could be exercised representing a total of 1,000,000 additional shares. All have been excluded from the weighted average share calculation because they would be anti-dilutive.


INCOME TAXES

The Company maintained a full valuation allowance on its net deferred tax assets as of December 31, 2008. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, ("SFAS No. 109"), which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Expected future losses represented sufficient negative evidence under SFAS No. 109 and accordingly, a full valuation allowance was recorded against deferred tax assets. The Company intends to maintain a full valuation allowance on the deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. Deferred income tax liabilities and assets are determined based on the differences between the financial statement and income tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

NOTE 3 - INTANGIBLE ASSETS

The Company currently has License Rights to patents from the University of Utah for technology that will be used with its gasification processes. In addition, certain intellectual property was acquired in a purchase of intangible assets of N-Tek by Granite Energy, a majority shareholder, and transferred to the Company. The Company amortizes the intangibles using the straight-line method over a useful life of 2 years. The historical cost of the intangible assets was $88,807. Accumulated amortization totaled $64,729 and $75,830 (unaudited) for the period ended December 31, 2008 and the three months ended March 31, 2009, respectively.

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

As of December 31, 2008 and March 31, 2009 4,500,000 shares were issued and outstanding.

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

A summary of changes in the number of stock options outstanding for the period ended December 31, 2008 and the three months ended March 31, 2009 are as follows:

                                               		Weighted     Weighted
                                               		Average      Average
                                               		Exercise     Remaining       	Aggregate
                                	Number of       Price        Contractual      	Intrinsic
                                 	Shares       	Per Share    Life            	Value
					---------	---------    -----------	---------
Outstanding at December 31, 2007	1,000,000 	$    0.46     4.83 years  	$       -
					=========	=========    ===========	=========
Granted                             		-               -            N/A                -
Exercised                           		-               -            N/A                -
Cancelled/Expired                   		-               -            N/A                -
					---------	---------    -----------	---------
Outstanding at December 31, 2008	1,000,000 	$    0.46     3.83 years  	$       -
					=========	=========    ===========	=========
Granted                             		-               -            N/A                -
Exercised                           		-               -            N/A                -
Cancelled/Expired                   		-               -            N/A                -
					---------	---------    -----------	---------
Outstanding at March 31, 2009  	 	1,000,000 	$    0.46     3.58 years  	$       -
					=========	=========    ===========	=========
Exercisable at December 31, 2008	1,000,000 	$    0.46     3.83 years  	$       -
					=========	=========    ===========	=========
Exercisable at March 31, 2009   	1,000,000 	$    0.46     3.58 years  	$       -
					=========	=========    ===========	=========



The weighted average grant date fair value of options granted during the period ended March 31, 2009 was $-0-. The total intrinsic value of options exercised during the period ended March 31, 2009 was $-0-.

Outstanding options at December 31, 2008 had a weighted average remaining contractual life of 3.83 years with an aggregate intrinsic value of $-0-. Exercisable options at December 31, 2008 also had a weighted average remaining contractual life of 3.83 years with an aggregate intrinsic value of $-0-.

Outstanding options at March 31, 2009 had a weighted average remaining contractual life of 3.58 years with an aggregate intrinsic value of $-0- (unaudited). Exercisable options at March 31, 2009 also had a weighted average remaining contractual life of 3.58 years with an aggregate intrinsic value of $-0- (unaudited).

The Black-Scholes option-pricing model was used in determining the fair value of each option grant. Assumptions used in the Black-Scholes model are presented below:


Risk-free interest rate                 3.45%

Dividend yield                          0.00%

Volatility factor                     50.000%

Weighted average expected life     3.58 years



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

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company had issued a note payable to its former majority shareholder (Granite), totaling $191,558 as of December 31, 2007. As part of a reorganization of Granite, the note has been transferred to Amerigo, Inc., a wholly-owned subsidiary of our majority shareholder Amerigo Energy, Inc. As of March 31, 2009 the balance on that note was $356,270. This obligation is due on demand and accrues interest at 6% annually. The accrued interest on this loan totaled $18,287 and $23,639, respectively, at December 31, 2008 and March 31, 2009. The amounts are considered short term due to the demand status of the note. Please refer to Note 1 for more information on the transfer of the liability.

The Company has issued a note payable to Amerigo, Inc., the wholly-owned subsidiary of its current majority shareholder, Amerigo Energy, Inc. The balance on the note payable was $8,775 and $2,129 on March 31, 2009 and December 31, 2008, respectively. This obligation is due on demand and accrues interest at 6% annually. The accrued interest on this loan totaled $32 at March 31, 2009 and $0 at December 31, 2008. The amount is considered short term due to the demand status of the note.


Effective October 1, 2007, the Company entered into a consulting agreement with a firm controlled by the Company's Chief Executive Officer for a fee of $3,500 per month. The consulting firm has been engaged to assist in organizing and completing the process of filing a registration statement and other filings with the Securities and Exchange Commission. The Company owed the firm $52,500 and $63,000, respectively, as of December 31, 2008 and March 31, 2009, which are included as part of Accounts payable - related party in the accompanying financial statements.

During the fourth quarter  of  2008,  an  entity  by  the  name of Green N-ergy
Corporation (formed in the State of Utah on September 15, 2008) paid a liability in the amount of $278,763 which was due to Peterson, Inc. Green N-ergy Corporation is an entity controlled by the father of our President, Morris Ebeling, Jr. The liability has been kept as an account payable to Green N-ergy Corporation. As of May 2009, the Company and Mr. Ebeling Sr. have not reached an agreement on what Mr. Ebeling Sr. and his company will receive in exchange for the settling of that liability. Management is still in talks with him as to determine an equitable solution for all parties.

As of December 31, 2008 and March 31, 2009, the Company owed two directors and President a total of $68,500 and $80,500, respectively, for services provided related to their respective offices held or according to agreements since inception. The obligations are included in the accompanying financial statements as Accrued expenses - related parties.

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

A complete discussion of these risks and uncertainties are contained in our Annual Financial Statements included in the Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission on May 15, 2009.

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

RESULTS OF OPERATIONS

REVENUES

We did not realize revenues for the three months ended March 31, 2009 and March 31, 2008 or period from inception to March 31, 2009.

OPERATING EXPENSES

General and Administrative - General and administrative expenses were $33,578 for the three months ended March 31, 2009, compared to $76,985 for the three months ended March 31, 2008, representing a decrease of $43,407. The decrease in general and administrative expense reflects the decrease in activities of the company.

OTHER EXPENSES

During the three months ended March 31, 2009, interest expense was $5,384, compared to $2,816 during the three months ended March 31, 2008, representing an increase of $2,568. The increase relates to the accrued interest on the $365,045 notes payable to related parties. See Note 7 for further information on the related party note payable.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

We realized a net loss of $50,063 for the three months ended March 31, 2009, compared to a net loss of $90,902 for the three months ended March 31, 2008, an decrease of $40,839.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2009, we had cash in the amount of $563, and a working capital deficit of $823,686, as compared to cash in the amount of $53 and a working capital deficit of $784,724 for the period ended December 31, 2008. In addition, our stockholders' deficit was $810,709 at March 31, 2009, compared to stockholders' deficit of $760,646 at December 31, 2008.

Our accumulated deficit increased from $808,641 at December 31, 2007 to $858,704 at March 31, 2009.

Our operations used net cash of $6,136 during the three months ended March 31, 2009, compared to $54,486 during the three months ended March 31, 2008, an decrease of $48,350.

Our cash used for investing activities was $0 for the three months ended March 31, 2009 and $0 for three months ended March 31, 2008.

Our financing activities provided net cash of $6,646 during the three months ended March 31, 2009, compared to net cash of $40,132 during the three months ended March 31, 2008.



ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009, the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was undertaken by our chief executive officer, and chief financial officer, Jason F. Griffith. Mr. Griffith serves as our principal executive officer as well as our principal accounting and financial officer.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


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

                               GREENSTART, INC.
                               (REGISTRANT)

Date:   May 13, 2009           By:  /s/ Jason F. Griffith
                                    ---------------------
                                    Jason F. Griffith
                               Its: Chief Executive Officer and
                                    Chief Financial Officer



WHERE YOU CAN FIND ADDITIONAL INFORMATION

We have filed with the Securities and Exchange Commission this Form 10-Q under the Securities Act. You may read and copy all or any portion of the filing or any reports, statements or other information in the files at SEC's Public Reference Room located at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m.

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