Form 10-Q
period 2009-06-30
GreenStart, Inc.
filed 2009-08-10
CIK 1414630

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

                             EXCHANGE ACT OF 1934

                For the quarterly period ended: June 30, 2009

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

4,500,000 shares of common stock, $0.001 par value, as of August 14, 2009

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

SIGNATURE.......................................................................13


                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                                    GREENSTART INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               CONDENSED BALANCE SHEETS

  							   as of	    as of
						       June 30, 2009  December 31, 2008
							(Unaudited)	  (Audited)
							------------	 ------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents	 			$	 494	 $	   53
							------------	 ------------
TOTAL CURRENT ASSETS	                            		 494               53

INTANGIBLE ASSETS
   License rights, net of accumulated
     amortization of $85,514 and
     $64,729, respectively				       3,293           24,078
							------------	 ------------
TOTAL ASSETS	 					$      3,787 	 $     24,131
							============	 ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable					$      7,189 	 $      6,058
   Accounts payable - related parties	                     353,889	      333,533
   Accrued expenses - related parties	                     122,500 	       68,500
   Accrued interest - related parties	                      29,155 	       18,287
   Notes payable - related parties	                     376,244 	      358,399
							------------	 ------------
TOTAL CURRENT LIABILITIES	                     	     888,977 	      784,777
							------------	 ------------
STOCKHOLDERS' DEFICIT
   Common stock; $0.001 par value;
    100,000,000 shares authorized;
    4,500,000 shares issued and
    outstanding. 6/30/2009 (unaudited)
    and 12/31/2008 (audited).				       4,500            4,500
   Additional paid-in capital	                       	      43,495           43,495
   Deficit accumulated during
    development stage	                   		    (933,185)        (808,641)
							------------	 ------------
TOTAL STOCKHOLDERS' DEFICIT	                   	    (885,190)        (760,646)
							------------	 ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	 	$      3,787 	 $     24,131
							============	 ============



The accompanying notes are an integral part of these condensed financial statements


                                                                F-1

                                                         GREENSTART INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                CONDENSED STATEMENTS OF OPERATIONS


                                	   THREE           THREE            SIX             SIX        JUNE 12, 2007
                           	       MONTHS ENDED    MONTHS ENDED    MONTHS ENDED    MONTHS ENDED   (INCEPTION) TO
                              		  JUNE 30,        JUNE 30,     	  JUNE 30,        JUNE 30,        JUNE 30,
                                	   2009            2008            2009            2008            2009
                             		(UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
					----------	----------	----------	----------	----------
OPERATING EXPENSES
   General and administrative	 	$   59,313	$   36,918	$   92,890	$  113,903	$  453,030
   Amortization	                             9,685 	    11,101 	    20,785 	    22,202 	    85,513
   Research & Development	                 -   	   364,435 	         -   	   364,435	   365,486
					----------	----------	----------	----------	----------
TOTAL OPERATING EXPENSES	            68,997 	   412,453 	   113,676 	   500,539 	   904,030
					----------	----------	----------	----------	----------
LOSS FROM OPERATIONS	                   (68,997)	  (412,453)	  (113,676)	  (500,539)	  (904,030)
					----------	----------	----------	----------	----------
OTHER EXPENSES:
   Interest expense	                    (5,484)         (3,475)        (10,868)         (6,291)        (29,155)
					----------	----------	----------	----------	----------
TOTAL OTHER EXPENSE	                    (5,484)         (3,475)        (10,868)         (6,291)        (29,155)
					----------	----------	----------	----------	----------
LOSS BEFORE PROVISION
  FOR INCOME TAXES	   		   (74,481)	  (415,928)	  (124,544)	  (506,830)	  (933,185)

PROVISION FOR INCOME TAXES	 	                         -
					----------	----------	----------	----------	----------
NET LOSS	 			$  (74,481)	$ (415,928)	$ (124,544)	$ (506,830)	$ (933,185)
					==========	==========	==========	==========	==========
NET LOSS PER SHARE -
   BASIC AND DILUTED	                    (0.02)	     (0.09)	     (0.03)	     (0.11)	     (0.21)
					==========	==========	==========	==========	==========
WEIGHTED AVERAGE COMMON EQUIVALENT
   SHARES OUTSTANDING -
   BASIC AND DILUTED	                 4,500,000       4,500,000       4,500,000       4,500,000       4,500,000
					==========	==========	==========	==========	==========


               The accompanying notes are an integral part of these condensed financial statements
                                                                F-2

                                                          GREENSTART INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                 CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS DEFICIT (UNAUDITED)


                                                                                      DEFICIT
                                                                                      ACCUMULATED
                                                                ADDITIONAL            DURING
                                   COMMON STOCK                 PAID-IN               DEVELOPMENT
                            SHARES          PAR VALUE           CAPITAL               STAGE              TOTAL
			    ---------	    ---------		----------	      -----------	 ----------

BALANCE,
DECEMBER 31, 2008           4,500,000       $   4,500      	$   43,495     	      $  (808,641)     	 $ (760,646)
			    =========	    =========		==========	      ===========	 ==========
Net loss			    -               -                    -               (124,544)         (124,544)
			    ---------	    ---------		----------	      -----------	 ----------
BALANCE,
JUNE 30, 2009       	    4,500,000       $   4,500      	$   43,495     	      $  (933,185)     	 $ (885,190)
			    =========	    =========		==========	      ===========	 ==========

                        The accompanying notes are an integral part of these condensed financial statements
                                                                F-3

                                                          GREENSTART INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                CONDENSED STATEMENTS OF CASH FLOWS


                                                                  SIX                      SIX               JUNE 12, 2007
                                                             MONTHS ENDED             MONTHS ENDED          (INCEPTION) TO
                                                               JUNE 30,                 JUNE 30,               JUNE 30,
                                                                 2009                     2008                   2009
                                                              (UNAUDITED)              (UNAUDITED)            (UNAUDITED)
							      ----------	       ----------	      ----------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                                   $ (124,544)   	       $ (506,830) 	      $ (933,185)
   Adjustment to reconcile net loss to net cash
       used in operating activities:
   Amortization                                               	  20,785                   22,202		  85,514
   Changes in operating liabilities:
   Increase (decrease) in:
	Accounts payable	                      		   1,131	          278,808 	           5,964
	Accounts payable - related party	                  20,355 	           21,985 	         355,114
	Accrued expenses - related party	                  54,000 	           24,000 	         122,500
	Accrued interest - related party	                  10,868 	            6,291 	          29,156
							      ----------	       ----------	      ----------
Net cash used in operating activities	                 	 (17,404)	         (153,544)	        (334,938)
							      ----------	       ----------	      ----------
CASH FLOW FROM INVESTING ACTIVITIES:
	Payments for license rights	                               - 	                - 	         (40,812)
							      ----------	       ----------	      ----------
Net cash used in investing activities	                               - 	                - 	         (40,812)
							      ----------	       ----------	      ----------
CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from issuance of notes payable -
	related parties	                 			  17,845 	          139,296 	         376,244
							      ----------	       ----------	      ----------
Net cash provided by financing activities	                  17,845 	          139,296 	         376,244

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS	                       			     441 	          (14,248)	             494

CASH AND CASH EQUIVALENTS, Beginning of period	                      53 	           14,493 	               -
							      ----------	       ----------	      ----------
CASH AND CASH EQUIVALENTS, End of period	 	      $      494 	       $      245 	      $      494
							      ==========	       ==========	      ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
	Interest	                          		       -   	                -   	               -
							      ==========	       ==========	      ==========
	Income taxes	                          		       -   	                -   	               -
							      ==========	       ==========	      ==========
   Non-cash investing and financing transactions:
    Purchase of patent with investment by parent company    						      $   47,995
							      ==========	       ==========	      ==========

                  The accompanying notes are an integral part of these condensed financial statements
                                                                F-4

                               GREENSTART, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

GreenStart, Inc. (the "Company") was incorporated in Nevada on June 12, 2007 for the purpose of managing alternative energy technologies and patents. The Company intends to develop and commercialize its licensed technologies which are capable of producing large volumes of alternative energy, (syngas, dimethyl ether, fuels) from urban waste, garbage, sewage sludge and animal waste products. The Company has also been in the application stages of patenting its own technologies. The Company's initial development strategy has been to acquire the technologies and resources needed to create and market a new alternative energy source.

The Company is currently a development stage company with a limited operating history, limited assets, and limited cash resources. The Company has not yet begun production operations to date, except for the production of a prototype Gasifier unit, and the Company has not offered or sold our products to any major customers. We continue to be in the process of developing our gasification technologies and the gasifier units. However, the Company has received a going concern opinion from our auditor during our last audit of our financial statements.

On October 31, 2008, the Company's former majority shareholder, Granite Energy, Inc. entered into a reorganization with Amerigo Energy, Inc. As a part of the reorganization, the interest in the Company that was held by Granite was sold to Amerigo Energy, Inc. Amerigo Energy, Inc. is now the majority shareholder of the Company (see Note 5). The note payable formerly held by Granite Energy was sold to Amerigo, Inc., a wholly-owned subsidiary of Amerigo Energy.

The accompanying unaudited interim financial statements include all adjustments, which in the opinion of management, are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in our annual financial statements for the year ended December 31, 2008 included in Form 10-K. Operating results for the periods ended June 30, 2009, are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

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

IMPAIRMENT AND DISPOSAL OF LONG-LIVED ASSETS

The Company evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144
requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. No impairments were recognized during the year ended December 31, 2008 and six months ended June 30, 2009.

EARNINGS PER SHARE

SFAS 128, Earnings per Share, requires presentation of "basic" and "diluted" earnings per share on the face of the statements of operations for all entities with complex capital structures. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. At December 31, 2008 and June 30, 2009 (unaudited), the Company has options outstanding that could be exercised representing a total of 1,000,000 additional shares. All have been excluded from the weighted average share calculation because they would be anti-dilutive.


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

NOTE 3 - INTANGIBLE ASSETS

The Company currently has License Rights to patents from the University of Utah for technology that will be used with its gasification processes. In addition, certain intellectual property was acquired in a purchase of intangible assets of N-Tek by Granite Energy, our former majority shareholder, and transferred to the Company. The Company amortizes the intangibles using the straight-line method over a useful life of 2 years. The historical cost of the intangible assets was $88,807. Accumulated amortization totaled $64,729 and $85,514 (unaudited) for the period ended December 31, 2008 and the six months ended June 30, 2009, respectively.

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

During the period ended September 30. 2008, Granite Energy distributed 410,260 shares of GreenStart common stock that they held.

On October 31, 2008, Granite Energy entered into a reorganization with Amerigo Energy, Inc. As a part of the reorganization, Granite's interest in the Company was sold to Amerigo Energy, Inc. Amerigo Energy is now the majority shareholder of the Company's Common Stock and as of December 31, 2008 holds 3,073,036 shares or 68.29% of our outstanding common stock.

As of December 31, 2008 and June 30, 2009, 4,500,000 shares were issued and outstanding.

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

A summary of changes in the number of stock options outstanding for the period ended December 31, 2008 and the six months ended June 30, 2009 are as follows:


                                               		Weighted     Weighted
                                               		Average      Average
                                               		Exercise     Remaining       	Aggregate
                                	Number of       Price        Contractual      	Intrinsic
                                 	Shares       	Per Share    Life            	Value
					---------	---------    -----------	---------
Outstanding at December 31, 2007	1,000,000 	$    0.46     4.83 years  	$       -
					=========	=========    ===========	=========
Granted                             		-               -            N/A                -
Exercised                           		-               -            N/A                -
Cancelled/Expired                   		-               -            N/A                -
					---------	---------    -----------	---------
Outstanding at December 31, 2008	1,000,000 	$    0.46     3.83 years  	$       -
					=========	=========    ===========	=========
Granted                             		-               -            N/A                -
Exercised                           		-               -            N/A                -
Cancelled/Expired                   		-               -            N/A                -
					---------	---------    -----------	---------
Outstanding at March 31, 2009  	 	1,000,000 	$    0.46     3.58 years  	$       -
					=========	=========    ===========	=========
Granted                             		-               -            N/A                -
Exercised                           		-               -            N/A                -
Cancelled/Expired                   		-               -            N/A                -
					---------	---------    -----------	---------
Outstanding at June 30, 2009  	 	1,000,000 	$    0.46     3.33 years  	$       -
					=========	=========    ===========	=========
Exercisable at December 31, 2008	1,000,000 	$    0.46     3.83 years  	$       -
					=========	=========    ===========	=========
Exercisable at March 31, 2009   	1,000,000 	$    0.46     3.58 years  	$       -
					=========	=========    ===========	=========
Exercisable at June 30, 2009  	 	1,000,000 	$    0.46     3.33 years  	$       -
					=========	=========    ===========	=========



The weighted average grant date fair value of options granted during the period ended June 30, 2009 was $-0-. The total intrinsic value of options exercised during the period ended June 30, 2009 was $-0-.

Outstanding options at December 31, 2008 had a weighted average remaining contractual life of 3.83 years with an aggregate intrinsic value of $-0-. Exercisable options at December 31, 2008 also had a weighted average remaining contractual life of 3.83 years with an aggregate intrinsic value of $-0-.

Outstanding options at June 30, 2009 had a weighted average remaining contractual life of 3.33 years with an aggregate intrinsic value of $-0- (unaudited). Exercisable options at June 30, 2009 also had a weighted average remaining contractual life of 3.33 years with an aggregate intrinsic value of $-0- (unaudited).

The Black-Scholes option-pricing model was used in determining the fair value of each option grant. Assumptions used in the Black-Scholes model are presented below:


Risk-free interest rate                 3.45%

Dividend yield                          0.00%

Volatility factor                     50.000%

Weighted average expected life     3.33 years

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

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company had issued a note payable to its former majority shareholder (Granite), totaling $191,558 as of December 31, 2007. As part of a reorganization of Granite, the note has been transferred to Amerigo, Inc., a wholly-owned subsidiary of our majority shareholder Amerigo Energy, Inc. As of June 30, 2009 the balance on that note was $356,820. This obligation is due on demand and accrues interest at 6% annually. The accrued interest on this loan totaled $18,287 and $28,991, respectively, at December 31, 2008 and June 30, 2009. The amounts are considered short term due to the demand status of the note. Please refer to Note 1 for more information on the transfer of the liability.

The Company has issued a note payable to Amerigo, Inc., the wholly-owned subsidiary of its majority shareholder, Amerigo Energy, Inc. The balance on the note payable was $19,424 and $2,129 on June 30, 2009 and December 31, 2008, respectively. This obligation is due on demand and accrues interest at 6% annually. The accrued interest on this loan totaled $164 at June 30, 2009 and $0 at December 31, 2008. The amount is considered short term due to the demand status of the note.


Effective October 1, 2007, the Company entered into a consulting agreement with a firm controlled by the Company's Chief Executive Officer for a fee of $3,500 per month. The consulting firm has been engaged to assist in organizing and completing the process of filing a registration statement and other filings with the Securities and Exchange Commission. The Company owed the firm $52,500 and $73,500, respectively, as of December 31, 2008 and June 30, 2009, which are included as part of Accounts payable - related party in the accompanying financial statements.

During the fourth quarter  of  2008,  an  entity  by  the  name of Green N-ergy
Corporation (formed in the State of Utah on September 15, 2008) paid a liability in the amount of $278,763 which was due to Peterson, Inc. Green N-ergy Corporation is an entity controlled by the father of our President, Morris Ebeling, Jr. The liability has been kept as an account payable to Green N-ergy Corporation. As of August 2009, the Company and Mr. Ebeling Sr. have not reached an agreement on what Mr. Ebeling Sr. and his company will receive in exchange for the settling of that liability. Management is still in talks with him as to determine an equitable solution for all parties.

As of December 31, 2008 and June 30, 2009, the Company owed two directors and President a total of $68,500 and $122,500, respectively, for services provided related to their respective offices held or according to agreements since inception. The obligations are included in the accompanying financial statements as Accrued expenses - related parties.

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

A complete discussion of these risks and uncertainties are contained in our Annual Financial Statements included in the Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission on April 15, 2009.

INTRODUCTION

GreenStart, Inc. (the "Company") was incorporated on June 12, 2007 in the State of Nevada. The Company is in the alternative energy business and was formed for the purpose of managing certain intangible assets acquired by Granite Energy, Inc. ("Granite"), the Company's former majority shareholder. Granite acquired alternative energy technologies and patents in early 2007 from the University of Utah. In April 2008, the University of Utah renewed the patent license and transferred the license agreement to the Company to utilize the rights to that intellectual property. In October of 2008, Granite entered into a reorganization and transferred its interest in GreenStart to Amerigo Energy, Inc. This change of control has no impact on the intellectual property of the Company because the intellectual property is all held in its name.

The Company has also been in the application stages of patenting its own technologies. The Company's initial development strategy has been to acquire the technologies and resources needed to create and market a new alternative energy source.

The following is a discussion of the Company's financial condition, results of operations, financial resources and working capital. This discussion and analysis should be read in conjunction with the Company's financial statements contained in this Form 10-Q.

DESCRIPTION OF REVENUES

At this time we are not generating revenues. There can be no assurance that we will generate revenues in the future.

REVENUE RECOGNITION

Sales revenue relating to any future product or service offerings, if applicable, will be recognized when earned and collection is probable.


DESCRIPTION OF EXPENSES

Our current expenses consist primarily of general and administrative matters, including consulting and professional fees and accrued payroll expenses related to our President.

RESULTS OF OPERATIONS

REVENUES

We did not realize revenues for the three months ended June 30, 2009 and June 30, 2008 or period from inception to June 30, 2009.

OPERATING EXPENSES

General and Administrative - General and administrative expenses were $92,890 for the six months ended June 30, 2009, compared to $113,903 for the six months ended June 30, 2008, representing a decrease of $21,013. The decrease in general and administrative expense reflects the decrease in activities of the company.

Research & Development - Research and development expenses were $0 for the six months ended June 30, 2009, and $364,435 for the six months ended June 30, 2008.

OTHER EXPENSES

During the six months ended June 30, 2009, interest expense was $10,868, compared to $6,291 during the six months ended June 30, 2008, representing an increase of $4,577. The increase relates to the accrued interest on the $376,244 notes payable to related parties. See Note 7 for further information on the related party note payable.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

We realized a net loss of $124,544 for the six months ended June 30, 2009, compared to a net loss of $506,830 for the six months ended June 30, 2008, a decrease of $382,286 primarily related to research and development expenses during the prior period.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2009, we had cash in the amount of $494, and a working capital deficit of $888,483, as compared to cash in the amount of $53 and a working capital deficit of $784,724 for the period ended December 31, 2008. In addition, our stockholders' deficit was $885,190 at June 30, 2009, compared to stockholders' deficit of $760,646 at December 31, 2008.

Our accumulated deficit increased from $808,641 at December 31, 2008 to $933,185 at June 30, 2009.

Our operations used net cash of $17,404 during the six months ended June 30, 2009, compared to $153,544 during the six months ended June 30, 2008, a decrease of $136,140.

Our cash used for investing activities was $0 for the six months ended June 30, 2009 and $0 for six months ended June 30, 2008.

Our financing activities provided net cash of $17,845 during the six months ended June 30, 2009, compared to net cash of $139,296 during the six months ended June 30, 2008.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009, the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was undertaken by our chief executive officer, and chief financial officer, Jason F. Griffith. Mr. Griffith serves as our principal executive officer as well as our principal accounting and financial officer.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                               GREENSTART, INC.
                               (REGISTRANT)

Date: August 10, 2009          By:  /s/ Jason F. Griffith
                                    ---------------------
                                    Jason F. Griffith
                               Its: Chief Executive Officer and
                                    Chief Financial Officer



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

We maintain a website at www.greenstartenergy.com. Our website and the information contained on that site, or connected to that site, is not part of or incorporated by reference into this filing.