Form 10-Q
period 2009-09-30
GreenStart, Inc.
filed 2009-11-23
CIK 1414630

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

                             EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2009


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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.


Large accelerated filer		[ ]
Accelerated filer 		[ ]
Non-accelerated filer 		[ ]
(Do not check if a smaller reporting company)
Smaller reporting company 	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

4,500,000 shares of common stock, $0.001 par value, as of November 23, 2009

                                   FORM 10-Q
                               TABLE OF CONTENTS

								Page
Part I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

     CONDENSED BALANCE SHEETS		 			F-1
     CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)  		F-2
     CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)  		F-3
     CONDENSED STATEMENTS OF STOCKHOLDER'S DEFICIT (UNAUDITED)  F-4

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL	7
	  CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT 	9
	  MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES 				9

PART II - OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS  					10
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND 		10
	  USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES  			10
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  	10
  ITEM 5. OTHER INFORMATION					10
  ITEM 6. EXHIBITS

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                                                GREENSTART INC.
                                        (A DEVELOPMENT STAGE COMPANY)
                                           CONDENSED BALANCE SHEETS


									as of		      as of
								September 30, 2009	December 31, 2008
								     (Unaudited)	    (Audited)
								------------------	-----------------
ASSETS

CURRENT ASSETS
	Cash and cash equivalents	 			$              390	$              53
								------------------	-----------------
TOTAL CURRENT ASSETS	                                  		       390                     53

INTANGIBLE ASSETS
	License rights, net of accumulated
	amortization of $85,514 and $64,729,
	respectively							       691 	           24,078
								------------------	-----------------
TOTAL ASSETS	 						$            1,082 	$          24,131
								==================	=================
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
	Accounts payable	 				$            1,530 	$           6,058
	Accounts payable - related parties	                           363,684 	          333,533
	Accrued expenses - related parties	                           149,500 	           68,500
	Accrued interest - related parties	                            34,798 	           18,287
	Notes payable - related parties	                           	   384,701 	          358,399
								------------------	-----------------
TOTAL CURRENT LIABILITIES	                           		   934,213 	          784,777
								------------------	-----------------
STOCKHOLDERS' DEFICIT
	Common stock; $0.001 par value;
	100,000,000 shares authorized;
	4,500,000 shares issued and
	outstanding. 9/30/2009 (unaudited)
	and 12/31/2008 (audited).					     4,500                  4,500
	Additional paid-in capital	                             	    43,495 	           43,495
	Deficit accumulated during development stage	                  (981,127)	         (808,641)
								------------------	-----------------
TOTAL STOCKHOLDERS' DEFICIT	                         		  (933,132)	         (760,646)
								------------------	-----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	 		$            1,082 	$          24,131
								==================	=================


The accompanying notes are an integral part of these condensed financial statements
F-1










                                                         GREENSTART INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                CONDENSED STATEMENTS OF OPERATIONS

                                  	   THREE               THREE                NINE            NINE        JUNE 12, 2007
                               		MONTHS ENDED        MONTHS ENDED        MONTHS ENDED    MONTHS ENDED    (INCEPTION) TO
                              		SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                   	   2009                2008                 2009            2008             2009
                               		(UNAUDITED)         (UNAUDITED)         (UNAUDITED)	(UNAUDITED)      (UNAUDITED)
					------------	    ------------	------------	------------	--------------

OPERATING EXPENSES
	General and administrative	$     39,696 	    $     43,017 	$    132,587 	$    156,920 	$      492,727
	Amortization	                       2,601 	          11,101 	      23,387 	      33,303 	$       88,115
	Research & Development	                   -   	               -   	           -   	     364,435	$      365,486
					------------	    ------------	------------	------------	--------------
TOTAL OPERATING EXPENSES	              42,297 	          54,118 	     155,974 	     554,657 	       946,328
					------------	    ------------	------------	------------	--------------
LOSS FROM OPERATIONS	                     (42,297)	         (54,118)	    (155,974)	    (554,657)	      (951,971)
					------------	    ------------	------------	------------	--------------
OTHER EXPENSES:
	Interest expense	               5,644   	          (4,963)	     (16,512)	     (11,254)	       (34,799)
					------------	    ------------	------------	------------	--------------
TOTAL OTHER EXPENSE	                           -   	          (4,963)	     (16,512)	     (11,254)	       (34,799)
					------------	    ------------	------------	------------	--------------
LOSS BEFORE PROVISION FOR INCOME TAXES	     (47,942)	         (59,081)	    (172,485)	    (565,911)	      (981,127)
					------------	    ------------	------------	------------	--------------
PROVISION FOR INCOME TAXES	 	           		       -

NET LOSS	 			$    (47,942)	    $    (59,081)	$   (172,485)	$   (565,911)	$     (981,127)
					============	    ============	============	============	==============
NET LOSS PER SHARE -
	BASIC AND DILUTED	              (0.01)	           (0.01)	       (0.04)	       (0.13)	         (0.22)
					============	    ============	============	============	==============
WEIGHTED AVERAGE COMMON EQUIVALENT
	SHARES OUTSTANDING -
	BASIC AND DILUTED	          4,500,000 	       4,500,000 	   4,500,000 	   4,500,000 	     4,500,000
					============	    ============	============	============	==============


The accompanying notes are an integral part of these condensed financial statements
F-2



                               	     	GREENSTART INC.
                                (A DEVELOPMENT STAGE COMPANY)
               	   CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS DEFICIT
					  (Unaudited)

                                                                        DEFICIT
                                                                        ACCUMULATED
                                                         ADDITIONAL     DURING
                                 COMMON STOCK         	 PAID-IN        DEVELOPMENT
                             SHARES      PAR VALUE       CAPITAL        STAGE            TOTAL
			     ---------	 ---------	 ----------	-----------	 ----------

Balance,
December 31, 2008 	     4,500,000 	 $   4,500 	 $   43,495 	$  (808,641)	 $ (760,646)
			     =========	 =========	 ==========	===========	 ==========
Net loss 		             -   	 -   		  -   	   (172,485)	   (172,485)
			     ---------	 ---------	 ----------	-----------	 ----------
Balance,
September 30, 2009 	     4,500,000 	 $   4,500 	 $   43,495 	$  (981,127)	 $ (933,132)
			     =========	 =========	 ==========	===========	 ==========

The accompanying notes are an integral part of these condensed financial statements
F-3










                                                         GREENSTART INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                               CONDENSED STATEMENTS OF CASH FLOWS


                                                                NINE                   NINE               JUNE 12, 2007
                                                            MONTHS ENDED           MONTHS ENDED          (INCEPTION) TO
                                                            SEPTEMBER 30,          SEPTEMBER 30,          SEPTEMBER 30,
                                                                2009                   2008                   2009
                                                             (UNAUDITED)            (UNAUDITED)            (UNAUDITED)
							    ------------	   ------------		  ------------



CASH FLOW FROM OPERATING ACTIVITIES:
	Net loss	 				    $  (172,485)	   $  (565,911)	 	 $   (981,127)
	Adjustment to reconcile net loss to net cash			                          		    -
		used in operating activities:			                          			    -
		Amortization	                 		 23,387 	        33,303 	               88,115
	Changes in operating liabilities:			                          			    -
	Increase (decrease) in:			                         					    -
		Accounts payable	                 	 (4,528)	       279,012 	                1,530
		Accounts payable - related party	         30,150 	        32,750 	              363,683
		Accrued expenses - related party	         81,000 	        36,000 	              149,500
		Accrued interest - related party	         16,512 	        11,254 	               34,799
							    -----------		   -----------		 ------------
Net cash used in operating activities	               		(25,964)	      (173,592)	             (343,498)
							    -----------		   -----------		 ------------
CASH FLOW FROM INVESTING ACTIVITIES:
	Payments for license rights	                              - 	             - 	              (40,812)
							    -----------		   -----------		 ------------
Net cash used in investing activities	                              - 	             - 	              (40,812)
							    -----------		   -----------		 ------------
CASH FLOW FROM FINANCING ACTIVITIES:
	Proceeds from issuance of notes payable -
		related parties	                 		 26,302 	       159,190 	              384,701
							    -----------		   -----------		 ------------
Net cash provided by financing activities	                 26,302 	       159,190 	              384,701
							    -----------		   -----------		 ------------
NET INCREASE (DECREASE) IN CASH AND
	CASH EQUIVALENTS	                      		    337 	       (14,402)	                  390

CASH AND CASH EQUIVALENTS, Beginning of period	                     53 	        14,493 	                    -
							    -----------		   -----------		 ------------
CASH AND CASH EQUIVALENTS, End of period	 	    $       390 	   $        91 	 	 $        391
							    ===========		   ===========		 ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
	Cash paid during the period for:
		Interest	                        	      -   	             -   	            -
							    ===========		   ===========		 ============
		Income taxes	                        	      -   	             -   	            -
							    ===========		   ===========		 ============
	Non-cash investing and financing transactions:
	Purchase of patent with investment by
	  parent company	 	 	 							  $    47,995
							    ===========		   ===========		 ============


The accompanying notes are an integral part of these condensed financial statements
F-4

                               GREENSTART, INC.

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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


DEVELOPMENT STAGE COMPANY

The accompanying financial statements have been prepared in accordance with the FASB ASC 915-10 "Development-Stage Entities". A development-stage enterprise is one in which planned principle operations have not commenced or if its operations have commenced, there has been no significant revenue there from. Development-stage companies report cumulative costs from the enterprises inception.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed in the period incurred in accordance with FASB ASC 970-10 "Research and Development".

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

INTANGIBLE ASSETS

The Company follows Statement of FASB ASC 350-10 "Intangibles-Goodwill and Other" to determine the method of amortization of its intangible assets. The Company amortizes its intangible assets using the straight-line method over an estimated useful life of 2 years (see Note 3).

IMPAIRMENT AND DISPOSAL OF LONG-LIVED ASSETS

The Company evaluates the carrying value of its long-lived assets under the provisions of FASB ASC 360-10-35, "Subsequent Measurement". This requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets'
carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. No impairments were recognized during the year ended December 31, 2008 and nine months ended September 30, 2009.

EARNINGS PER SHARE

FASB ASC 260-10, Earnings per Share, requires presentation of "basic" and "diluted" earnings per share on the face of the statements of operations for all entities with complex capital structures. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period. Dilutive securities having an anti- dilutive effect on diluted earnings per share are excluded from the calculation. At December 31, 2008 and September 30, 2009 (unaudited), the Company has options outstanding that could be exercised representing a total of 1,000,000 additional shares. All have been excluded from the weighted average share calculation because they would be anti-dilutive.

INCOME TAXES

The Company maintained a full valuation allowance on its net deferred tax assets as of December 31 2008. The valuation allowance was determined in accordance with the provisions of Statement FASB ASC 740-10, "Income Taxes", which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Expected future losses represented sufficient negative evidence under FASB ASC 640-10 and accordingly, a full valuation allowance was recorded against deferred tax assets. The Company intends to maintain a full valuation allowance on the deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. Deferred income tax liabilities and assets are determined based on the differences between the financial statement and income tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

STOCK-BASED COMPENSATION

In July 2009, the Financial Accounting Standards Board issued FASB ASC 505-10, Equity.


This requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors. Under the fair value recognition provisions, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period.

Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating the expected future volatility of our stock price, estimating the expected length of term of granted options and selecting the appropriate risk-free rate. There is no established trading market for our stock.

NOTE 3 - INTANGIBLE ASSETS

The Company currently has License Rights to patents from the University of Utah for technology that will be used with its gasification processes. In addition, certain intellectual property was acquired in a purchase of intangible assets of N-Tek by Granite Energy, our former majority shareholder, and transferred to the Company. The Company amortizes the intangibles using the straight-line method over a useful life of 2 years. The historical cost of the intangible assets was $88,807. Accumulated amortization totaled $64,729 and $88,114 (unaudited) for the period ended December 31, 2008 and the nine months ended September 30, 2009, respectively.

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

As of December 31, 2008 and September 30, 2009, 4,500,000 shares were issued and outstanding.

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

A summary of changes in the number of stock options outstanding for the period ended December 31, 2008 and the nine months ended September 30, 2009 are as follows:

                                                		Weighted       	Weighted
                                                		Average         Average
                                                		Exercise       	Remaining	Aggregate
                                 		Number of       Price		Contractual     Intrinsic
                                 		Shares       	Per Share       Life            Value
						---------	---------	-----------	---------
Outstanding at December 31, 2007 		1,000,000 	$    0.46	 4.83 years  	$       -
Granted                              			-               -        	N/A             -
Exercised                            			-               -        	N/A             -
Cancelled/Expired                    			-               -        	N/A             -
						---------	---------			---------
Outstanding at December 31, 2008		1,000,000 	$    0.46	 3.83 years  	$       -
						=========	=========			=========
Granted                              			-               -        	N/A             -
Exercised                            			-               -        	N/A             -
Cancelled/Expired                    			-               -        	N/A             -
						---------	---------			---------
Outstanding at March 31, 2009    		1,000,000 	$    0.46	 3.58 years  	$       -
						=========	=========			=========
Granted                              			-               -       	N/A             -
Exercised                            			-               -        	N/A             -
Cancelled/Expired                    			-               -        	N/A             -
						---------	---------			---------
Outstanding at June 30, 2009     		1,000,000 	$    0.46	 3.33 years  	$       -
						=========	=========			=========
Granted                              			-               -        	N/A             -
Exercised                            			-               -        	N/A             -
Cancelled/Expired                    			-               -        	N/A             -
						---------	---------			---------
Outstanding at September 30, 2009		1,000,000 	$    0.46	 3.07 years  	$       -
						=========	=========			=========
Exercisable at December 31, 2008		1,000,000 	$    0.46	 3.83 years  	$       -
						=========	=========			=========
Exercisable at March 31, 2009    		1,000,000 	$    0.46	 3.58 years  	$       -
						=========	=========			=========
Exercisable at June 30, 2009    		1,000,000 	$    0.46	 3.33 years  	$       -
						=========	=========			=========
Exercisable at September 30, 2009		1,000,000 	$    0.46	 3.07 years  	$       -
						=========	=========			=========


The weighted average grant date fair value of options granted during the period ended September 30, 2009 was $-0-. The total intrinsic value of options exercised during the period ended September 30, 2009 was $-0-.

Outstanding options at December 31, 2008 had a weighted average remaining contractual life of 3.83 years with an aggregate intrinsic value of $-0-. Exercisable options at December 31, 2008 also had a weighted average remaining contractual life of 3.83 years with an aggregate intrinsic value of $-0-.

Outstanding options at September 30, 2009 had a weighted average remaining contractual life of 3.07 years with an aggregate intrinsic value of $-0- (unaudited). Exercisable options at September 30, 2009 also had a weighted average remaining contractual life of 3.07 years with an aggregate intrinsic value of $-0- (unaudited).

The Black-Scholes option-pricing model was used in determining the fair value of each option grant. Assumptions used in the Black-Scholes model are presented below:

          Risk-free interest rate              3.45%
          Dividend yield                       0.00%
          Volatility factor                    50.000%
          Weighted average expected life       3.07 years

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

NOTE 7 - RELATED PARTY TRANSACTIONS

The  Company  had  issued  a  note  payable to its former majority  shareholder
(Granite), totaling $191,558 as of December 31, 2007. As part of a reorganization of Granite, the note has been transferred to Amerigo, Inc., a wholly-owned subsidiary of our majority shareholder Amerigo Energy, Inc. As of September 30, 2009 the balance on that note was $356,820. This obligation is due on demand and accrues interest at 6% annually. The accrued interest on this loan totaled $18,287 and $34,343, respectively, at December 31, 2008 and September 30, 2009. The amounts are considered short term due to the demand status of the note. Please refer to Note 1 for more information on the transfer of the liability.

The Company has issued a note payable to Amerigo, Inc., the wholly-owned subsidiary of its majority shareholder, Amerigo Energy, Inc. The balance on the note payable was $27,881 and $2,129 on September 30, 2009 and December 31, 2008, respectively. This obligation is due on demand and accrues interest at 6% annually. The accrued interest on this loan totaled $455 at September 30, 2009 and $0 at December 31, 2008. The amount is considered short term due to the demand status of the note.

Effective October 1, 2007, the Company entered into a consulting agreement with a firm controlled by the Company's Chief Executive Officer for a fee of $3,500 per month. The consulting firm has been engaged to assist in organizing and completing the process of filing a registration statement and other filings with the Securities and Exchange Commission. The Company owed the firm $52,500 and $84,000, respectively, as of December 31, 2008 and September 30, 2009, which are included as part of Accounts payable - related party in the accompanying financial statements.

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

As of December 31, 2008 and September 30, 2009, the Company owed two directors and President a total of $68,500 and $149,500, respectively, for services provided related to their respective offices held or according to agreements since inception. The obligations are included in the accompanying financial statements as Accrued expenses - related parties.

NOTE 8 - SUBSEQUENT EVENTS

MJG TRADING ACQUISITION

The Company has entered into ongoing negotiations with MJG Trading, LLC, a Florida limited liability corporation, for the purchase of certain executory contracts as well as the hiring of certain key personnel which we believe will enhance shareholder value.

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

RESULTS OF OPERATIONS

REVENUES

We did not realize revenues for the nine months ended September 30, 2009 and September 30, 2008 or period from inception to September 30, 2009.

OPERATING EXPENSES

General and Administrative - General and administrative expenses were $132,587 for the nine months ended September 30, 2009, compared to $156,920 for the nine months ended September 30, 2008, representing a decrease of $24,333. The decrease in general and administrative expense reflects the decrease in activities of the company.

Research & Development - Research and development expenses were $0 for the nine months ended September 30, 2009, and $364,435 for the nine months ended September 30, 2008.

OTHER EXPENSES

During the nine months ended September 30, 2009, interest expense was $16,512, compared to $11,254 during the nine months ended September 30, 2008, representing an increase of $5,258. The increase relates to the accrued interest on the $384,701 notes payable to related parties. See Note 7 for further information on the related party note payable.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

We realized a net loss of $172,485 for the nine months ended September 30, 2009, compared to a net loss of $565,911 for the nine months ended September 30, 2008, a decrease of $393,426 primarily related to research and development expenses during the prior period.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2009, we had cash in the amount of $390, and a working capital deficit of $933,823, as compared to cash in the amount of $53 and a working capital deficit of $784,724 for the period ended December 31, 2008. In addition, our stockholders' deficit was $933,132 at September 30, 2009, compared to stockholders' deficit of $760,646 at December 31, 2008.

Our accumulated deficit increased from $808,641 at December 31, 2008 to $981,127 at September 30, 2009.

Our operations used net cash of $25,964 during the nine months ended September 30, 2009, compared to $173,592 during the nine months ended September 30, 2008, a decrease of $147,628.

Our cash used for investing activities was $0 for the nine months ended September 30, 2009 and $0 for nine months ended September 30, 2008.

Our financing activities provided net cash of $26,302 during the nine months ended September 30, 2009, compared to net cash of $159,190 during the nine months ended September 30, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009, the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was undertaken by our chief executive officer, and chief financial officer, Jason F. Griffith. Mr. Griffith serves as our principal executive officer as well as our principal accounting and financial officer.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

(a) Exhibits.

31.1 Certification of our Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of our Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section
1350)

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENSTART, INC.

(REGISTRANT)


Date:   November 23, 2009

By:  /s/ Michael Georee
-----------------------
Micahel Goeree
Its: Chief Executive Officer



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